Form 10-Q
period 1996-03-31
QUANTUM FINANCIAL HOLDINGS INC
filed 1996-05-15
CIK 941810

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                      ____________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      ____________________________________



For Quarter Ended:                                       Commission File Number
    March 31, 1996                                               0-26440


                       Quantum Financial Holdings, Inc.
                       --------------------------------


           Maryland                                         52-1919323
- - --------------------------------                  ------------------------------
(State or other jurisdiction of                            (IRS Employee
incorporation or organization)                         Identification Number)


4023 Annapolis Road
Baltimore, Maryland  21227                                    21227
- - --------------------------------                  ------------------------------
 (Address of principal                                    (Zip Code)
   executive office)



Registrant's telephone number, including are code:  (410) 789-6882

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.


          YES   X                             NO _____
              -----

          Number of shares outstanding of common stock as of: March 31, 1996


        $0.01 par value common stock               106,924 shares
        ----------------------------              ---------------
               Class                                Outstanding

                       QUANTUM FINANCIAL HOLDINGS, INC.

                                     INDEX
                                     -----


Part I - Financial Information
- - ------------------------------

ITEM 1 -  Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 1996 (unaudited), and December 31, 1994.

          Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited).

          Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited).

          Notes to Consolidated Financial Statements (unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II - Other Information
- - ---------------------------

ITEM 1 -  Legal Proceedings

ITEM 2 -  Changes in Securities

ITEM 3 -  Defaults Upon Senior Securities

ITEM 4 -  Submission of Matters to a Vote of Security Holders

ITEM 5 -  Other Materially Important Events

ITEM 6 -  Exhibits and Reports


Part III - Signatures
- - ---------------------

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                -----------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                   ------------------------------------------

                                                (Unaudited)
                                               March 31, 1996         December 31, 1995
                                               --------------         -----------------
                                     ASSETS
                                     ------


CASH AND DUE FROM BANKS                          $ 1,163,203              $ 1,063,563
FEDERAL FUNDS SOLD                                 2,260,877                  509,018
                                                 -----------              -----------
   Cash and cash equivalents                       3,424,080                1,572,581
INVESTMENT SECURITIES HELD-TO-MATURITY               299,660                  564,927
ACCRUED INTEREST RECEIVABLE                          253,457                  249,527
SECONDARY MARKET FUNDING RECEIVABLE                  344,836                  525,732
LOANS RECEIVABLE, net                             21,154,573               22,006,556
RESIDENTIAL REAL ESTATE OWNED                      1,602,688                1,524,583
COMMERCIAL REAL ESTATE OWNED                       1,261,642                1,263,292
FEDERAL HOME LOAN BANK STOCK                         169,100                  165,000
PREMISES AND EQUIPMENT, net                          437,711                  381,971
OTHER ASSETS                                         668,479                  729,557
                                                 -----------              -----------
     Total Assets                                $29,616,226              $28,983,726
                                                 ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

DEPOSITS                                         $27,248,948              $24,546,708
FEDERAL HOME LOAN BANK ADVANCES                            0                2,000,000
ACCRUED EXPENSES                                     135,576                  203,431
OTHER LIABILITIES                                    (2,311)                   18,500
OTHER BORROWED MONEY                                  18,000                   27,000
                                                 -----------              -----------
   Total Liabilities                              27,400,213               26,795,639
                                                 -----------              -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, par value $0.01 per share;
  5,000,000 shares authorized, 106,924 and
  114,374 shares issued and outstanding                1,069                    1,069
 Additional Paid-in Capital                          700,205                  700,205
 Retained earnings                                 1,532,739                1,513,813
                                                 -----------              -----------
                                                   2,234,013                2,215,087

 Deferred compensation                              (18,000)                 (27,000)
                                                 -----------              -----------
   Total Stockholders' Equity                      2,216,013                2,188,087
                                                 -----------              -----------
   Total Liabilities and Stockholders' Equity    $29,616,226              $28,983,726
                                                 ===========              ===========

  The accompanying notes are an integral part of these consolidated balance sheets.

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                -----------------------------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------

                                                          1996                      1995
                                                    ---------------            -------------
INTEREST INCOME:
  Interest and fees on loans                           $   530,975             $   493,672
  Interest on investment securities                         37,539                  28,946
  Interest on federal funds sold                            23,858                   3,810
                                                       -----------             -----------
                                                           592,372                 526,428
                                                       -----------             -----------
INTEREST EXPENSE:
  Interest on deposits                                     348,479                 247,040
  Other interest expense                                    10,434                  40,162
                                                       -----------             -----------
                                                           358,913                 287,202
                                                       -----------             -----------
    Net interest income                                    233,459                 239,226

PROVISION FOR LOAN LOSSES                                    1,710                   2,554
                                                       -----------             -----------
    Net interest income after
     provision for loan losses                             231,749                 236,672
                                                       -----------             -----------
OTHER INCOME:
  Fees on loans originated for others, net of
    related commissions & payroll taxes                     26,025                  15,599
  Other operating income, including subsidiary
    net income                                              56,235                  32,349
                                                       -----------             -----------
                                                            82,260                  47,948
                                                       -----------             -----------
OTHER EXPENSES:
  Salaries, benefits and payroll taxes                     135,248                 136,949
  Other operating expenses                                 145,410                 117,073
                                                       -----------             -----------
                                                           280,658                 254,022
                                                       -----------             -----------
INCOME BEFORE INCOME TAX EXPENSE                            33,351                  30,598

INCOME TAX EXPENSE                                          14,426                  12,852
                                                       -----------             -----------
NET INCOME                                             $    18,925             $    17,746
                                                       ===========             ===========


EARNINGS PER SHARE                                          $ 0.18                  $ 0.16
                                                            ======                  ======

Weighted average number of shares outstanding              106,924                 114,374
                                                       ===========             ===========

 The accompanying notes are an integral part of these consolidated statements.

                                                                     Page 1 of 2
                                                                     -----------



                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                -----------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------


                                                          1996                       1995
                                                      --------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $    18,925               $    17,747
  Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Provision for loan losses                              1,710                     2,554
      Loan fees deferred, net of costs                       3,530                     2,209
      Amortization of deferred loan fees                   (15,190)                  (12,188)
      Depreciation                                          13,894                     7,387
      Decrease (increase) in accrued
          interest receivable                               (3,930)                  (22,597)
      Origination of loans sold on the
          secondary market                              (1,030,450)                 (535,700)
      Proceeds from sale of loans on the
          secondary market                               1,211,346                   842,773
      Decrease (increase) in deferred income tax asset           0                         0
      Decrease (increase) in other assets                   61,078                   (46,939)
      (Decrease) increase in accrued expenses and
          other liabilities                                (88,666)                  (63,917)
      Amortization of deferred
          compensation                                       9,000                     9,000
      Stock dividends received on Federal Home
          Loan Bank Stock                                        0                         0
                                                        -----------               ------------
      Net cash provided by (used in)
          operating activities                             181,247                   200,329
                                                        -----------               ------------

                                                                     Page 2 of 2
                                                                     -----------

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                -----------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------

                                                                       1996                       1995
                                                                   ------------             --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from maturing investment securities                    $   266,080              $    99,074
   Purchases of investment securities                                     (813)                (197,951)
   Proceeds from sale of FHLB Stock                                          0                        0
   Purchase of FHLB Stock                                               (4,100)                 (16,100)
   Decrease (increase) in loans, net                                   861,934                 (146,327)
   Purchase of premises and equipment                                  (69,634)                  (6,316)
   Purchase of and investment in foreclosed
       real estate, net                                                (76,455)                (111,278)
                                                                   -----------               ----------
       Net cash (used in) provided by investing activities             977,012                 (378,898)
                                                                   -----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) increase in deposits, net                              2,702,240                 (406,233)
   Repayment of FHLB Advances                                       (2,000,000)                       0
   Increase in short-term borrowings, net                                    0                        0
   Debt repayment                                                       (9,000)                  (9,000)
                                                                   -----------               ----------
       Net cash provided by (used in) financing activities             693,240                 (415,233)
                                                                   -----------               ----------
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                       1,851,499                 (593,802)

CASH AND CASH EQUIVALENTS, beginning
   of year                                                           1,572,581                2,026,237
                                                                   -----------              -----------
CASH AND CASH EQUIVALENTS, end of quarter                          $ 3,424,080              $ 1,432,435
                                                                   ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOWS INFORMATION:
   Cash paid during the quarter for:
       Interest                                                    $   358,913              $   287,202
       Income taxes, net of refund                                      13,125                   10,500
   In-substance foreclosure on real estate                                   0                        0
   Foreclosure on real estate                                           62,929                  101,917

 The accompanying notes are an integral part of these consolidated statements.

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                -----------------------------------------------
                              Baltimore, Maryland

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 -  Basis of Presentation
          ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine and three month period ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Notes to Consolidated Financial Statements for the year ended December 31, 1994, included in the Savings Bank's Form 10-K, should be read in conjunction with these statements.


Note 2 -  Holding Company Reorganization
          ------------------------------

     On July 12, 1995, the Company completed the acquisition of Baltimore American Savings Bank, FSB (the "Bank") pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of the Company, a newly formed holding company incorporated by the Bank for that purpose. Under the terms of the Agreement and Plan of Reorganization, each outstanding share, other than shares as to which dissenters' rights were properly exercised, of the common stock, $1.00 par value per share, of the Bank (the "Bank's Common Stock") was converted into one share of the common stock $.01 par value per share, of the Company (the "Common Stock") and the former holders of the Bank's Common Stock became the holders of all the outstanding Common Stock. For the periods prior to July 12, 1995, the financial statements of the Company consist of the financial statements of the Bank.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL PERSPECTIVE

   During the three months ending March 31, 1996, Baltimore American increased stockholders' equity through the production of profits. At March 31, 1996, earnings per share were $0.18 per share, as compared with $0.16 per share for the same period in 1995. The increase of $0.02 per share was a direct result of an increase in interest income and other income, as well as a smaller provision for loan losses. Although the Company has increased its profitability and capital for the first quarter 1996, it continues to focus on loans that are slow, loans that are delinquent, and loans that are foreclosed upon. Management and the Board of Directors continue to emphasize achieving a high quality portfolio through more stringent loan approval criteria. The emphasis placed on resolving the nonperforming loans and real estate owned by the Company, as well as the increase in the number of loans placed in the portfolio, have resulted in the Bank's first quarter profits and overall profitability for the three months ended March 31, 1996.


FINANCIAL CONDITION

General Overview

   Total assets increased by $632,500 or 2.18% during the three months ended March 31, 1996. The increase in total assets was primarily due to an increase in federal funds sold which was a result of prepayment of loans and the maturity of investment securities. In addition, these funds will be utilized for first mortgage loan originations. "Table 1. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of the Company.


_______________________________________________________________________________

                                    TABLE 1
                             Utilization of Assets

_______________________________________________________________________________

                                            March 31,      December 31,
                                              1996            1996                Difference
                                          -----------     ------------     -------------------------

Cash and due from banks                   $ 1,163,203      $ 1,063,563     $   99,640         9.37 %
Federal funds sold                          2,260,877          509,018      1,751,859       344.16
Investment securities held-to-maturity        299,660          564,927       (265,267)      (46.96)
Loans receivable, Net                      21,154,573       22,006,556       (851,983)       (3.87)
Secondary market funding receivable           344,836          525,732       (180,896)      (34.41)
Residential Real Estate Owned               1,602,688        1,524,583         78,105         5.12
Commercial Real Estate Owned                1,261,642        1,263,292         (1,650)       (0.13)
All other assets                            1,528,747        1,526,055          2,692         0.18
                                          -----------      -----------     ----------       -------
                                          $29,616,226      $28,983,726     $  632,500         2.18 %
                                          ===========      ===========     ==========       ========

_______________________________________________________________________________

   Commercial real estate owned comprises commercial real estate that was foreclosed upon by the Company. Of the $1,261,642 in commercial real estate, $1,139,751 represents Sheridan Station Shopping Center, which is 33,014 square feet and is comprised of eleven (11) tenant spaces, with 127 parking spaces available.

   As of March 31, 1996, the center is seventy percent (70%) leased and generated operating income of $56,426 and operating expenses of $25,317 for pretax income of $31,109, which is included as other operating income in the accompanying consolidated statement of operations for the quarter ended March 31, 1996. During the first quarter of 1996, Management began negotiating with three prospective tenants for the remaining space.

   Management is actively marketing this property for sale. Management intends to sell the property as soon as a viable buyer is identified. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of March 31, 1996.

   In addition, commercial real estate owned includes a one acre parcel of commercial property located in Anne Arundel County on Ridge Road in the amount of $121,891. This asset is over five years old and is now considered real estate held for investment. As such, the balance at which the property is carried reduces the risk-based capital of the Company by that amount. Although the Company believes its interest in this property is currently adequately secure, there is no assurance that the property will be sold or that Baltimore American will recoup its investment.

   Residential real estate owned comprises residential real estate that was foreclosed upon by the Company. Of the $1,602,688 in residential real estate, $1,522,177 represents residential homes and $80,511 represents residential land owned by the Company. Management is actively marketing these properties and intends to sell these properties as soon as viable buyers are identified.
During the first quarter of 1996, the Company has entered into contracts to sell six properties. In the interim, and where possible, the Company is rehabilitating these homes and renting them out to low- and moderate-income families. The rental income is being applied directly to the outstanding balance, reducing the Company's exposure and enhancing the property's marketability. It is worth noting that management was awarded citations by Baltimore's Mayor Schmoke and by Mary Pat Clark, President of the Baltimore City Council, in recognition of its commitment in building strong communities. While management believes it will be able to find buyers in the future, no assurance can be made that buyers will be found or that losses on the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of these properties has been provided as of March 31, 1996.

   Total liabilities increased by $604,574 or 2.26% during the three months ended March 31, 1996 directly as a result of the increase in deposits (see Table
2. Source of Funds).

   The increase in deposits is the result of aggressive marketing to established customers to increase their deposit base within the Company. $2 million worth of borrowings from the Federal Home Loan Bank were repaid through the increase in deposits. Accrued expenses and other liabilities decreased as a result of management's cost control measures. Other borrowed money, representing the Employee Stock Ownership Plan (ESOP), was reduced by $9,000, which is the principal amount of the loan paid each year.

_______________________________________________________________________________

                                    TABLE 2
                                Source of Funds

_______________________________________________________________________________

                                    March 31,       December 31,
                                       1996             1995               Difference
                                   ------------     ------------      ----------------------

Deposits                           $27,248,948       $24,546,708      $ 2,702,240     11.00%
Federal Home Loan Bank Advances              0         2,000,000       (2,000,000)  (100.00)
Accrued Expenses                       135,576           203,431          (67,855)   (33.36)
Other Liabilities                       (2,311)           18,500          (20,811)  (112.49)
Other Borrowed Money                    18,000            27,000           (9,000)   (33.33)
                                   -----------       -----------      -----------   -------
                                   $27,400,213       $26,795,639      $   604,574      2.26%
                                   ===========       ===========      ===========   =======

_______________________________________________________________________________


Liquidity

   Adequate liquidity must be maintained to fund deposit withdrawals, to meet customers' borrowing needs, to take advantage of investment opportunities, and to maintain the required levels of reserves. On the asset side, the primary sources of liquidity are cash and due from banks, investment securities, federal funds, and scheduled repayments on outstanding loans. On the liability side, the primary sources of liquidity are deposit growth and the line of credit with the Federal Home Loan Bank.

   Management evaluates the Company's liquidity position daily to maintain a level conducive to efficient operations and to satisfy regulatory requirements. Attention is directed primarily to assets and liabilities that mature or can be repriced within one year. The Company matches the maturities, to the extent possible, of its assets and liabilities to minimize variability in net interest income; this practice helps to minimize interest rate risk. Prudent risks are taken, however, by leaving certain assets and liabilities unmatched in an effort to benefit from the interest rate sensitivity inherent in the U.S. monetary system.

   The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required short-term level is 1%. The liquidity level of Baltimore American at March 31, 1996, as measured for regulatory purposes, was approximately 13.79% for both long- and short-term purposes. Management believes the Company can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.


Capital Resources

   The Company's Stockholders' Equity was $2,216,012 or 7.48% of total assets on March 31, 1996 compared to $2,188,087 or 7.55% on December 31, 1995. Although the percentage of Stockholders' Equity to Total Assets decreased by 0.07%, Stockholders' Equity increased by $18,925 as a result of current earnings. The Company exceeds all regulatory requirements for capital. Management continually reviews and identifies areas of growth opportunity. The various methods for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. Table 3. Regulatory Capital Requirements represents the Company's position to its various minimum regulatory capital requirements at March 31, 1996.

     ______________________________________________________________________

                                    TABLE 3
                        Regulatory Capital Requirements

     ______________________________________________________________________

                                                    March 31, 1996 (unaudited)

                                                ---------------------------------

                                                                      Percentage
                                                  Amount              of Assets*
                                               ------------          ------------
                                               (in Thousands)

     Tangible Capital...................          $2,130                 7.19%
     Tangible Capital Requirement.......             444                 1.50%
                                                  ------                -----
     Excess.............................          $1,686                 5.69%
                                                  ======                =====

     Core Capital.......................          $2,130                 7.19%
     Core Capital Requirement...........             888                 3.00%
                                                  ------                -----
     Excess.............................          $1,242                 4.19%
                                                  ======                =====

     Total Capital......................          $2,247                11.87%
      (Core and Supplementary Capital)
     Risk-Based Capital Requirement.....           1,515                 8.00%
                                                  ------                -----
     Excess.............................          $  732                 3.87%
                                                  ======                =====

     ______________________________
     *Based on adjusted total assets of $2,961,500 for purposes of the tangible capital and core capital requirements, and risk-weighted assets of $18,932,000 for purposes of the risk-based capital requirements.

     ______________________________________________________________________


RESULTS OF OPERATIONS

General Overview

   For the three months ended March 31, 1996, Baltimore American posted a $18,925 profit, as compared to a profit of $17,746 for the same period in 1995. The increase in net income for the three months ended March 31, 1996, as compared with the same period in 1995, is primarily due to an increase in interest income and other income.

   Earnings per share of common stock were $0.18 per share for the three months ended March 31, 1996, as compared to $0.16 per share for the same period in 1995. Table 4. Operations Items as of March 31, 1996 exhibits for the periods indicated certain consolidated statement of operations items which contributed to earnings.


   _____________________________________________________________________________

                                    TABLE 4
                        Operations Items as of March 31,

   _____________________________________________________________________________

                                        1996       1995          Difference
                                      ---------  ---------  --------------------

  INTEREST INCOME:
    Interest and fees on loans         $530,975   $493,672   $ 37,303     7.56 %
    Other interest income                61,397     32,756     28,641    87.44
                                       --------   --------   --------   -------
                                       $592,372   $526,428   $ 65,944    12.53 %
                                       ========   ========   ========   ========

  INTEREST EXPENSE:
    Interest on deposits               $348,479   $247,040   $101,439    41.06 %
    Other interest expense               10,434     40,162    (29,728)  (74.02)
                                       --------   --------   --------   -------
                                       $358,913   $287,202   $ 71,711    24.97 %
                                       ========   ========   ========   ========

  PROVISION FOR LOAN LOSSES            $  1,710   $  2,554   $   (844)  (33.05)%
                                       ========   ========   ========   ========

  OTHER INCOME:
    Fees on loans originated
      for others                       $ 26,025   $ 15,599   $ 10,426    66.84 %
    Other operating income               56,235     32,349     23,886    73.84
                                       --------   --------   --------   -------
                                       $ 82,260   $ 47,948   $ 34,312    71.56 %
                                       ========   ========   ========   ========

  OTHER EXPENSES:
    Salaries, benefits and payroll
      taxes                            $135,248   $136,949   $ (1,701)   (1.24)%
    Other operating expenses            145,410    117,073     28,337    24.20 %
                                       --------   --------   --------   -------
                                       $280,658   $254,022   $ 26,636    10.49 %
                                       ========   ========   ========   ========

   _____________________________________________________________________________

Net Interest Income

  Net interest income is the foundation and core of Baltimore American's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings. For the three months ended March 31, 1996, net interest income was $233,459, as compared with $239,226 for the same period in 1995.

   Net interest income decreased $5,767, or 2.41%, during the first quarter 1996, as compared with the same period in 1995. This was the direct result of an increase in expense resulting from an increase in national interest rates.

   In recognition of the nonperforming loans and the inherent risk in lending, Management has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). Upon evaluation of the future trends of general economic conditions in this country and in particular Baltimore American's market area, Management and the Board of Directors decided to continue to reserve additional funds in regard to the future economic trends that might have an effect on the portfolio of loans. The provision for loan losses for the three months ended March 31, 1996, was $1,710, as compared to $2,554 for the same period in 1995. As of March 31, 1996, the provision for loan losses declined in proportion to the volume of loans originated for the Company's portfolio.

   For the three months ended March 31, 1996, net interest income after provision for loan loss was $231,749, as compared with $236,672 for the same period in 1995.

Other Income

   There are two significant components of non-interest income for the three months ended March 31, 1996. (1) Fees on loans originated for others was $10,426 or 66.84% greater during the three months ended March 31, 1996 as compared with the same period in 1995. This is the direct result of an increase in the volume of residential home sales and refinances. (2) Other operating income was $23,886 or 73.84% more during the three months ended March 31, 1996 as compared with the same period in 1995. This is the result of the increase in revenues generated by Sheridan Station Shopping Center and an increase in retail banking service fees.

Other Expense

   Non-interest expense increased by $26,636 or 10.49% during the three months ending March 31, 1996 as compared to the same period in 1995. The largest component, employee compensation, decreased by $1,701 or 1.24%.

  All other operating expenses increased by $28,337 or 24.20% as a result of an increase in professional fees and marketing fees in order to stimulate loan activity, as well as the addition of a consultant for financial reporting.

Provision For Taxes

   The Company's effective tax rate varies with changes in the proportion of tax exempt income, changes in corporate tax rates, and certain local tax credits. Provision for income taxes for the three months ended March 31, 1996 was $14,426, compared to $12,852 during the first quarter of 1995.


IMPACT OF INFLATION AND CHANGING PRICES

   The impact of inflation on the Company is reflected primarily in the increased cost of operations. A portion of these increased costs are generally passed on to customers in the form of increased service fees. Because the Company's assets and liabilities are virtually all monetary in nature, reinvestment and prepayment rate fluctuations more significantly impact the Company's performance than the effects of inflation. Volatile interest rate environments require management to maintain acceptable levels of liquidity and to maintain proper maturity structure of the Company's assets and liability.

   In structuring fees, negotiating loan margins, and developing customer relationships, Management concentrates its efforts on maximizing earnings, while attempting to contain increases in operating expenses. Management and the Board of Directors continually review the feasibility of new and additional fee-generating services to offset the effects of inflation and changing prices. Management and the Board of Directors perform this function with the objective of increased earnings.

                                    PART II



     ITEM 1.   Legal Proceedings
               -----------------

               Not applicable.


     ITEM 2.   Changes in Securities
               ---------------------

               Not applicable.


     ITEM 3.   Defaults Upon Senior Securities
               -------------------------------

               Not applicable.


     ITEM 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               Not applicable.


     ITEM 5.   Other Materially Important Events
               ---------------------------------

               None.


     ITEM 6.   Exhibits and Reports
               --------------------

               Exhibit 27 - Financial Data Schedule

                                    PART III


                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          /s/ Richard Kraus
     Date:  May 10, 1996              By: ----------------------------------
           -------------------            Richard W. Kraus
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          & CHIEF FINANCIAL OFFICER

                         ITEM 6.  EXHIBITS AND REPORTS