Form 10-Q
period 1996-06-30
QUANTUM FINANCIAL HOLDINGS INC
filed 1996-08-14
CIK 941810

                            FORM 10-Q

                ----------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                ----------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                     Commission File Number
  June 30, 1996                               0-26440


                  Quantum Financial Holdings, Inc.
                  --------------------------------
       (Exact name of Registrant as Specified in its Charter)

         Maryland                                  52-1919323
- -------------------------------          ----------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)            Identification Number)


4023 Annapolis Road
Baltimore, Maryland  21227                          21227
- -------------------------------           ---------------------
  (Address of principal                          (Zip Code)
    executive office)



Registrant's telephone number, including area code:  (410) 789-6882

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

            YES   X                             NO
                -----                              -----

            Number of shares outstanding of common stock as of: June 30, 1996


         $0.01 per value common stock           106,924 shares
         ----------------------------           --------------
                  Class                          Outstanding

                  QUANTUM FINANCIAL HOLDINGS, INC.
                  --------------------------------

                             INDEX
                             -----


Part I - Financial Information
- ------------------------------

ITEM 1 -    Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 1996
            (unaudited), and December 31, 1995.

            Consolidated Statements of Operations for the six and three months ended June 30, 1996 and 1995 (unaudited).

            Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited).

            Notes to Consolidated Financial Statements (unaudited)

ITEM 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Part II - Other Information
- ---------------------------

ITEM 1 -    Legal Proceedings

ITEM 2 -    Changes in Securities

ITEM 3 -    Defaults Upon Senior Securities

ITEM 4 -    Submission of Matters to a Vote of Security Holders

ITEM 5 -    Other Materially Important Events

ITEM 6 -    Exhibits and Reports on Form 8-K


Part III - Signatures
- ---------------------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
             AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
             -----------------------------------------

                                                (Unaudited)
                                                  June 30,       December 31,
                                                    1996             1995
                                                 ----------      ------------
                  ASSETS
                  ------
CASH AND DUE FROM BANKS                         $   871,985      $ 1,063,563
FEDERAL FUNDS SOLD                                2,426,871          509,018
                                                -----------      -----------
    Cash and cash equivalents                     3,298,856        1,572,581
INVESTMENT SECURITIES HELD-TO-MATURITY              598,673          564,927
ACCRUED INTEREST RECEIVABLE                         237,883          249,527
SECONDARY MARKET FUNDING RECEIVABLE                 294,884          525,732
LOANS RECEIVABLE, net                            21,264,046       22,006,556
RESIDENTIAL REAL ESTATE OWNED                     1,615,466        1,524,583
COMMERCIAL REAL ESTATE OWNED                      1,259,863        1,263,292
FEDERAL HOME LOAN BANK STOCK                        169,100          165,000
PREMISES AND EQUIPMENT, net                         424,592          381,971
OTHER ASSETS                                        677,797          729,557
                                                -----------      -----------
      Total Assets                              $29,841,160      $28,983,726
                                                ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

DEPOSITS                                        $27,416,565      $24,546,708
FEDERAL HOME LOAN BANK ADVANCES                           0        2,000,000
ACCRUED EXPENSES                                    159,179          203,431
OTHER LIABILITIES                                    23,497           18,500
OTHER BORROWED MONEY                                 18,000           27,000
                                                -----------      -----------
       Total Liabilities                         27,617,241       26,795,639
                                                -----------      -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share;
     5,000,000 shares authorized, 109,624
     shares issues and outstanding                    1,069            1,069
     Additional Paid-in Capital                     700,205          700,205
     Retained earnings                            1,540,645        1,513,813
                                                -----------      -----------
                                                  2,241,919        2,215,087
     Deferred compensation                          (18,000)         (27,000)
                                                -----------      -----------
       Total Stockholders' Equity                 2,223,919        2,188,087
                                                -----------      -----------
       Total Liabilities and Stockholders'
        Equity                                  $29,841,160      $28,983,726
                                                ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           -----------------------------------------------

                                         Six Months Ended       Three Months Ended
                                             June 30,                 June 30,
                                       ---------------------    -------------------
                                        1996           1995      1996        1995
                                      -------        -------    ------      -------
INTEREST INCOME:
  Interest and fees on loans          $1,036,511   $  994,227    $505,536   $500,555
  Interest on investment securities       63,396       56,018      25,857     27,072
  Interest on federal funds sold          59,853        7,639      35,995      3,829
                                      ----------    ---------    --------   --------
                                       1,159,760    1,057,884     567,388    531,456
                                      ----------    ---------    --------   --------
INTEREST EXPENSE:
  Interest on deposits                   716,825      513,916     368,346    266,876
  Other interest expense                  10,767       81,566         333     41,404
                                      ----------    ---------    --------   --------
                                         727,592      595,482     368,679    308,280
                                      ----------    ---------    --------   --------
      Net interest income                432,167      462,402     198,708    223,176

PROVISION FOR LOAN LOSSES                (13,206)      12,565     (14,916)    10,011
                                      ----------    ---------    --------   --------
      Net interest income after
        provision for loan losses        445,373      449,837     213,624    213,165
                                      ----------    ---------    --------   --------
OTHER INCOME:
  Fees on loans originated for others,
    net of related commissions &
    payroll taxes                         69,633       37,172      43,608     21,573
  Other operating income, including
    subsidiary net income                142,357       94,391      86,122     62,042
                                      ----------    ---------    --------   --------

                                         211,990      131,563     129,730     83,615
                                      ----------    ---------    --------   --------
OTHER EXPENSES:
  Salaries, benefits and payroll taxes   258,300      265,816     123,053    128,867
  Other operating expenses               352,190      240,789     206,780    123,715
                                      ----------    ---------    --------   --------
                                         610,490      506,605     329,832    252,582
                                      ----------    ---------    --------   --------
INCOME BEFORE INCOME TAX
  EXPENSE                                 46,873       74,795      13,522     44,198
INCOME TAX (BENEFIT) EXPENSE              20,042       31,414       5,616     18,563
                                      ----------    ---------    --------   --------
NET INCOME                            $   26,831    $  43,381    $  7,906   $ 25,635
                                      ==========    =========    ========   ========
EARNINGS PER SHARE                    $     0.25    $    0.38    $   0.07   $   0.22
                                      ==========    =========    ========   ========
Weighted average number of
  shares outstanding                     106,924      114,374     106,924    114,374
                                      ==========    =========    ========   ========

The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           -----------------------------------------------

                                                    1996             1995
                                                 ----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                    $   26,831     $    43,381
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Provision for loan losses                      (13,206)         12,565
     Loan fees deferred, net of costs                12,529          11,417
     Amortization of deferred loan fees             (32,184)        (26,185)
     Depreciation                                    28,774          15,376
     Decrease (increase) in accrued
       interest receivable                           11,644          39,906
     Origination of loans sold on the
       secondary market                          (2,931,629)     (1,572,065)
     Proceeds from sale of loans on the
       secondary market                           3,162,477       1,621,994
     Decrease (increase) in deferred
       income tax asset                                   0               0
     Decrease (increase) in other assets             51,760          12,962
     (Decrease) increase in accrued
       expenses and other liabilities               (39,255)        (60,657)
     Amortization of deferred compensation            9,000           9,000
     Stock dividends received on Federal Home
       Loan Bank Stock                                    0               0
                                                 ----------     -----------
     Net cash provided by operating activities      286,746         107,694
                                                 ----------     -----------


           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           -----------------------------------------------

                                                    1996             1995
                                                 ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities  $   265,220     $    99,149
  Purchases of investment securities               (298,968)       (209,803)
  Proceeds from sale of FHLB Stock                        0               0
  Purchase of FHLB Stock                             (4,100)        (16,100)
  Decrease (increase) in loans, net                 775,371        (860,170)
  Purchase of premises and equipment                (71,397)       (135,270)
  Purchase of and investment in foreclosed
    real estate, net                                (87,954)       (402,243)
                                                -----------     -----------

      Net cash (used in) provided by investing
        activities                                  578,672     (1,524,437)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits, net            2,869,857         885,931
  Repayment of FHLB Advances                     (2,000,000)              0
  Dividends paid                                          0         (14,868)
  Debt repayment                                     (9,000)         (9,000)
                                                -----------     -----------
      Net cash used in financing activities         860,857         862,063
                                                -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                     1,726,275        (554,681)

CASH AND CASH EQUIVALENTS, beginning of year      1,572,581       2,026,237
                                                -----------     -----------

CASH AND CASH EQUIVALENTS, end of 6 mos.        $ 3,298,856     $ 1,471,557
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION:
  Cash paid during the 6 mos. for:
     Interest                                   $   727,592     $   595,482
     Income taxes, net of refund                          0          52,794
  In-substance foreclosure on real estate                 0               0
  Foreclosure on real estate                        428,831          62,929

The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      Baltimore, Maryland

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -    Basis of Presentation
            ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the six and three month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Notes to Consolidated Financial Statements for the year ended December 31, 1995, included in the Savings Bank's Form 10-K, should be read in conjunction with these statements.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL PERSPECTIVE
- -------------------

     For the three and six months ended June 30, 1996, earnings were $0.07 and $0.25 per share, respectively, as compared with $0.22 and $0.38 per share, respectively, for the same periods in 1995. The reductions in earnings per share of $0.15 and $0.13 from 1995 were the result of increases in deposits and the interest paid on deposits, an increase in operating expenses, and the continued high level of nonperforming loans. Management and the Board of Directors continue to emphasize the resolution of past nonperforming loans and real estate owned by the Company.

FINANCIAL CONDITION
- -------------------

General Overview

     Total assets increased by $857,434 or 2.96% during the six months ended June 30, 1996. The increase in total assets was a direct result of the increase in federal funds sold. "Table 1. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of Quantum Financial Holdings, Inc.
_________________________________________________________________
                           TABLE 1
                      Utilization of Assets
- -----------------------------------------------------------------

                                   June 30,     December 31,
                                     1996           1995           Difference
                                   -------        -------     -------------------
Cash and due from banks           $   871,985    $ 1,063,563  $  (191,578) (18.01)%
Federal funds sold                  2,426,871        509,018    1,917,853  376.78
Investment securities
  held-to-maturity                    598,673        564,927       33,746    5.97
Loans receivable, Net              21,264,046     22,006,556     (742,510)  (3.37)
Secondary market funding
  receivable                          294,884        525,732     (230,848) (43.90)
Residential Real Estate Owned       1,615,466      1,524,583       90,883    5.96
Commercial Real Estate Owned        1,259,863      1,263,292       (3,429)  (0.27)
All other assets                    1,509,372      1,526,055      (16,683)  (1.09)
                                  -----------    -----------   ----------
                                  $29,841,160    $28,983,726   $   857,434   2.96%
                                  ===========    ===========   ===========   ====

- -----------------------------------------------------------------
     The decrease in cash and due from banks is a result of utilizing the cash in the daily operations of the Savings Bank. Secondary market funding receivable decreased as the secondary investors more quickly reimbursed the cash funded by Baltimore American for the sale of loans.

     Commercial real estate owned comprises commercial real estate that was foreclosed upon by the Company. Of the $1,259,863 in commercial real estate, $1,137,972 represents Sheridan Station Shopping Center, which is 33,014 square feet and is comprised of eleven (11) tenant spaces, with 127 parking spaces available.

     As of June 30, 1996, the center is seventy percent (70%) leased and generated operating income of $107,494 and operating expenses of $46,687 for pretax income of $60,807, which is included as other operating income in the accompanying consolidated statement of operations for the six and three months ended June 30, 1996. During the first six months of 1996, Management has been negotiating with three prospective tenants for the remaining space.

     Management is actively marketing this property for sale. Management intends to sell the property as soon as a viable buyer is identified. During the first half of 1996, Management met with two investment groups for the purchase of Sheridan Station Shopping Center, which did not result in a sale. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of June 30, 1996.

     In addition, commercial real estate owned includes a one acre parcel of commercial property located in Anne Arundel County on Ridge Road in the amount of $121,891. This asset is over five years old and is now considered real estate held for investment.
As such, the balance at which the property is carried reduces the risk-based capital of the Company by that amount. Although the Company believes its interest in this property is currently adequately secured, there is no assurance that the property will be sold or that Baltimore American will recoup its investment.

     Residential real estate owned comprises residential real estate that was foreclosed upon by the Company. Of the $1,615,466 in residential real estate, $1,534,503 represents residential homes and $80,963 represents residential land owned by the Company. Management is actively marketing these properties and intends to sell these properties as soon as viable buyers are identified. During the first half of 1996, the Company entered into contracts to sell six properties. Out of those six properties, one settled in June, one will settle in July, and two more should settle in September. The buyer has withdrawn the other two contracts. In the interim, and where possible, the Company is rehabilitating these homes and renting them out to low- and moderate-income families. The rental income is being applied directly to the outstanding balance, reducing the Company's exposure and enhancing the property's marketability. It is worth noting that management was awarded citations by Baltimore's Mayor Schmoke and by Mary Pat Clark, President of the Baltimore City Council, in recognition of its commitment in building strong communities. While management believes it will be able to find buyers in the future, no assurance can be made that buyers will be found or that losses on the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of these properties has been provided as of June 30, 1996.

     Total liabilities increased by $821,602 or 3.06% during the six months ended June 30, 1996 primarily due to an increase in deposits (see Table 2. Source of Funds).

     The increase in deposits is the result of aggressive marketing to established customers to increase their deposit base within the Company. Management reduced $2 million in advances with the
Federal Home Loan Bank of Atlanta.   Other borrowed money,
representing a loan from a third party lender to the Employee Stock Ownership Plan (ESOP), was reduced by $9,000, which is the principal amount of the loan paid each year.

Liquidity

     Adequate liquidity must be maintained to fund deposit withdrawals, to meet customers' borrowing needs, to take advantage of investment opportunities, and to maintain the required levels of reserves. On the asset side, the primary sources of liquidity are cash and due from banks, investment securities, federal funds, and scheduled repayments on outstanding loans. On the liability side, the primary sources of liquidity are deposit growth.
_________________________________________________________________
                           TABLE 2
                        Sources of Funds
- -----------------------------------------------------------------

                                   June 30,     December 31,
                                     1995           1995           Difference
                                   -------        -------     -------------------

Deposits                           $27,416,565   $24,546,708  $ 2,869,857    11.69%
Federal Home Loan Bank Advances              0     2,000,000   (2,000,000) (100.00)
Accrued Expenses                       159,179       203,431      (44,252)  (21.75)
Other Liabilities                       23,497        18,500        4,997    27.01
Other Borrowed Money                    18,000        27,000       (9,000)  (33.33)
                                   -----------   -----------   ----------   ------
                                   $27,617,241   $26,795,639   $  821,602     3.06%
                                   ===========   ===========   ==========   ======

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

     The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required short-term level is 1%. The liquidity level of the Company at June 30, 1996, as measured for regulatory purposes, was approximately 14.53% for both long- and short-term purposes. Management recognizes that it is excessively liquid and will utilize the excess liquidity for either investment in loans or the reduction of high yielding certificates of deposit with pending maturities. Management believes the Company can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.

Capital Resources

     The Company's Stockholders' Equity was $2,223,919 or 7.45% of total assets on June 30, 1996 compared to $2,188,087 or 7.54% on December 31, 1995. The percentage of Stockholders' Equity to Total Assets increased in dollar value, but decreased on a percentage basis as a result of the increase in assets. Quantum Financial Holdings, Inc. exceeds all regulatory requirements for capital. Management continually reviews and identifies areas of growth opportunity.

     Table 3.  Regulatory Capital Requirements represents the
Company's position to its various minimum regulatory capital requirements at June 30, 1996.
_________________________________________________________________
                           TABLE 3
                 Regulatory Capital Requirements
- -----------------------------------------------------------------

                                          June 30, 1996 (unaudited)
                                          -------------------------
                                                         Percentage
                                         Amount         of Assets*
                                        ------         ----------
                                        (Dollars in thousands)
Tangible Capital                        $2,139            7.16%
Tangible Capital Requirement               448            1.50%
                                        ------           -----
Excess                                  $1,691            5.66%
                                        ======           =====

Core Capital                            $2,139            7.16%
Core Capital Requirement                   896            3.00%
                                        ------           -----
Excess                                  $1,243            4.16%
                                        ======           =====

Total Capital                           $2,259           11.77%
  (Core and Supplementary Capital)
Risk-Based Capital Requirement           1,536            8.00%
                                        ------           -----
Excess                                  $  723            3.77%
                                        ======           =====

- ----------------
*Based on adjusted total assets of $29,862,000 for purposes of the tangible capital and core capital requirements, and risk-weighted assets of $19,198,000 for purposes of the risk-based capital requirements.
- -----------------------------------------------------------------


RESULTS OF OPERATIONS

General Overview

     For the first six months of 1996, the Company posted a $26,831 profit, as compared to a profit of $43,381 for the same period in 1995. For the three months ended June 30, 1996, the Company posted a $7,906 profit, as compared to a profit of $25,635 for the same period in 1995. Although the Company reported positive earnings for the first six months of 1996, net income was not as significant as that for the same period in 1995, which is the result of a significant increase in interest paid on deposits and a significant increase in operating expenses, which is the result of high professional fees.

    Earnings per share of common stock were $0.25 per share for the six months ended June 30, 1996, as compared to $0.38 per share for the same period in 1995. For the three months ended June 30, 1996, earnings per share of common stock were $0.07 per share, as compared to $0.22 per share for the same period in 1995. Table 4. Operations Items as of June 30, 1996 exhibits for the periods indicated certain consolidated statement of operations items which contributed to earnings.

Net Interest Income

    Net interest income is the foundation and core of the Company's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings.
For the six months ended June 30, 1996, net interest income was $432,167, as compared with $462,402 for the same period in 1995. For the three months ended June 30, 1996, net interest income was $198,708, as compared with $223,176 for the same period in 1995.

     For the first six months of 1996, interest income increased by $101,876 or 9.63% as compared with the same period in 1995. This was the result of an increase in loan yields charged for portfolio loans and an increase in investments and the yields paid on investments. The Company has increased its investment portfolio pending the identification of more attractive lending opportunities. Interest income was $35,932 or 6.76% greater for the three months ended June 30, 1996, as compared with the same period in 1995.

     For the first six months of 1996, interest expense increased by $132,110 or 22.19% as compared with the same period in 1995. This was the result of an increase in the volume of deposits and the yield increases paid on deposits as older deposits matured. Interest expense was $60,399 or 19.59% greater for the three months ended June 30, 1996, as compared with the same period in 1995.

     In recognition of the nonperforming loans and the inherent risk in lending, Management has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). Upon evaluation of the future trends of general economic conditions in this country and in particular the Company's market area, Management and the Board of Directors decided to continue to reserve additional funds in regard to the future economic trends that might have an effect on the portfolio of loans. Based on its evaluation of the Company's general reserve level, the Company provided $(14,916) amd $(13,206), respectively, for loan losses during the three and six months ended June 30, 1996. As of June 30, 1996, management believes that the provision for loan loss is adequate for the volume of loans originated for the Company's portfolio.

     For the six months ended June 30, 1996, net interest income after provision for loan loss was $445,373, as compared with $449,837 for the same period in 1995. For the three months ended June 30, 1996, net interest income after provision for loan loss was $213,624, as compared with $213,165 for the same period in 1995.

Other Income

    There are two significant components of non-interest income.
(1) Fees on loans originated for others increased by $32,461 or 87.33% for the first six months of 1996 as compared with the same period in 1995. For the three months ended June 30, 1996, fees on loans originated for others increased by $22,035 or 102.14% as compared with the same period in 1995. This is the direct result of an increase in the volume of residential loans.

_________________________________________________________________
                           TABLE 4
                       Operations Items
- -----------------------------------------------------------------

                                      Six Months Ended
                                          June 30,
                                   ----------------------
                                     1996           1995           Difference
                                   -------        -------     -------------------
INTEREST INCOME:
  Interest and fees on loans       $1,036,511    $  994,227   $ 42,284        4.25%
  Other interest income               123,249        63,657     59,592       93.61
                                   ----------    ----------   --------     -------
                                   $1,159,760    $1,057,884   $101,876        9.63%
                                   ==========    ==========   ========     =======
INTEREST EXPENSE:
  Interest on deposits             $  716,825    $  513,916   $202,909       39.48%
  Other interest expense               10,767        81,566    (70,799)     (86.80)
                                   ----------    ----------   --------     -------
                                   $  727,592    $  595,482   $132,110       22.19%
                                   ==========    ==========   ========     =======
PROVISION FOR LOAN LOSSES          $  (13,206)   $   12,565   $(25,771)    (205.10)%
                                   ==========    ==========   ========     =======
OTHER INCOME:
  Fees on loans originated for
    others                         $   69,633    $   37,172   $ 32,461       87.33%
    (Net of sales commissions
    and related payroll taxes)
  Other operating income,
    including subsidiary net
    income                            142,357        94,391     47,966       50.82
                                   ----------    ----------   --------     -------
                                   $  211,990    $  131,563   $ 80,427       61.13%
                                   ==========    ==========   ========     =======

OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                          $  258,300    $  265,816   $ (7,516)      (2.83)%
  Other operating expenses            352,190       240,789    111,401       46.26
                                   ----------    ----------   --------     -------
                                   $  610,490    $  506,605   $103,885       20.51%
                                   ==========    ==========   ========     =======

                                    Three Months Ended
                                          June 30,
                                   ----------------------
                                     1996           1995           Difference
                                   -------        -------     -------------------
INTEREST INCOME:
  Interest and fees on loans       $  505,536    $  500,555   $  4,981        9.95%
  Other interest income                61,852        30,901     30,951      100.16
                                   ----------    ----------   --------     -------
                                   $  567,388    $  531,456   $ 35,932        6.76%
                                   ==========    ==========   ========     =======

INTEREST EXPENSE:
  Interest on deposits             $  368,346    $  266,876   $101,470       38.02%
  Other interest expense                  333        41,404    (41,071)     (99.20)
                                   ----------    ----------   --------     -------
                                   $  368,679    $  308,280   $ 60,399       19.59%
                                   ==========    ==========   ========     =======

PROVISION FOR LOAN LOSSES          $  (14,916)   $   10,011   $(24,927)    (248.99)%
                                   ==========    ==========   ========     =======

OTHER INCOME:
  Fees on loans originated for
    others                         $   43,608    $   21,573   $ 22,035      102.14%
    (Net of sales commissions
    and related payroll taxes)
  Other operating income,
    including subsidiary net
    income                             86,122        62,042     24,080       38.81
                                   ----------    ----------   --------     -------
                                   $  129,730    $   83,615   $ 46,115       55.15%
                                   ==========    ==========   ========     =======

OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                          $  123,053    $  128,867   $ (5,814)      (4.51)%
  Other operating expenses            206,780       123,715     83,065       67.14
                                   ----------    ----------   --------     -------
                                   $  329,832    $  252,582   $ 77,250       30.58%
                                   ==========    ==========   ========     =======

(2) Other operating income increased by $47,966 or 50.82% during the six months ended June 30, 1996 as compared with the same period in 1995. Other operating income increased by $24,080 or 38.81% during the three months ended June 30, 1996 as compared with the same period in 1995. This is the direct result of the revenues generated by Sheridan Station Shopping Center, held by the Company's subsidiary and the gain on sale of real estate owned sold. Total other income increased by $80,427 or 61.13% for the six months ended June 30, 1995. Total other income increased by $46,115 or 55.15% for the three months ended June 30, 1995.

Other Expense

      Total non-interest expense increased by $103,885 or 20.51% during the six months ending June 30, 1996 as compared to the same period in 1995. Employee compensation for the first six months decreased by $7,516 or 2.83%, as a result of re-engineering human resources in order to obtain greater efficiency at less cost. All other operating expenses increased by $111,401 or 46.26% as a direct result of the increase in deposit insurance, electronic data processing expenses, professional fees related to 1995 examination issues and reo expense. Total non-interest expense increased by $77,250 or 30.58% during the three months ending June 30, 1996 as compared to the same period in 1995. Employee compensation for the three months ending June 30, 1996 decreased by $5,814 or 4.51%, as a result of re-engineering human resources in order to obtain greater efficiency at less cost. All other operating expenses increased by $83,065 or 67.14% as a direct result of the increase in deposit insurance, electronic data processing expenses, professional fees and reo expense.

Provision For Taxes

      The Company's effective tax rate varies with changes in the proportion of tax exempt income, changes in corporate tax rates, and certain local tax credits. Provision for income taxes for the six months ended June 30, 1996 was $20,042, compared to $31,414 during the first six months of 1995.

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


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------




ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On May 1, 1996, the Company held its Annual Meeting of
Stockholders at which the following matters were voted on:

     Proposal I -- Election of Director
                   --------------------

     NOMINEE                     FOR             WITHHELD
     -------                    -----            --------

     Pearl J. Rogers            71,819            1,516
     Jay C. Middleton           71,819            1,516
     Vernon F. Plack            64,472            8,863

     There were no abstentions or broker non-votes.

ITEM 5.  Other Materially Important Events
         ---------------------------------

      Effective June 25, 1996, the Memorandum of Understanding
(MOU), which was executed on April 3, 1991 by and between the Office of Thrift Supervision (OTS) and Baltimore American Savings Bank, FSB, was terminated. As a result, the Bank has been released from certain operating restrictions.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits.  The following exhibits are being filed with
          --------   this report:

          Exhibit             Description
          -------             -----------
            27                Financial Data Schedule (EDGAR ONLY)

     (b)  Reports on Form 8-K.  None
          -------------------

                         SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 1996         By: /s/ Richard W. Kraus
                                  ---------------------------------
                                  Richard W. Kraus
                                  President, Chief Executive
                                  Officer & Chief Financial Officer
                               15