Form 10-Q
period 1996-09-30
QUANTUM FINANCIAL HOLDINGS INC
filed 1996-11-14
CIK 941810

                            FORM 10-Q

                ----------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                ----------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                     Commission File Number
September 30, 1996                           0-26440


                  Quantum Financial Holdings, Inc.
                  --------------------------------
       (Exact name of Registrant as Specified in its Charter)

         Maryland                               52-1919323
-------------------------------          ----------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)            Identification Number)


4023 Annapolis Road
Baltimore, Maryland                                 21227
-------------------------------           ---------------------
  (Address of principal                          (Zip Code)
    executive office)



Registrant's telephone number, including area code:(410) 789-6882

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                             NO
                -----                              -----

            Number of shares outstanding of common stock as of: September 30, 1996


         $0.01 per value common stock           106,924 shares
         ----------------------------           --------------
                  Class                          Outstanding

                  QUANTUM FINANCIAL HOLDINGS, INC.
                  --------------------------------

                             INDEX
                             -----


Part I - Financial Information
------------------------------

ITEM 1 -    Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 30, 1996
            (unaudited), and December 31, 1995.

            Consolidated Statements of Operations for the nine and three months ended September 30, 1996 and 1995
            (unaudited).

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited).

            Notes to Consolidated Financial Statements
            (unaudited).

ITEM 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Part II - Other Information
---------------------------

ITEM 1 -    Legal Proceedings

ITEM 2 -    Changes in Securities

ITEM 3 -    Defaults Upon Senior Securities

ITEM 4 -    Submission of Matters to a Vote of Security Holders

ITEM 5 -    Other Materially Important Events

ITEM 6 -    Exhibits and Reports on Form 8-K


Part III - Signatures
---------------------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
          AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
          ----------------------------------------------

                                                (Unaudited)
                                                September 30,    December 31,
                                                    1996             1995
                                                 ----------      ------------
                  ASSETS
                  ------
CASH AND DUE FROM BANKS                          $ 1,125,788      $ 1,063,563
FEDERAL FUNDS SOLD                                   472,634          509,018
                                                 -----------      -----------
    Cash and cash equivalents                      1,598,422        1,572,581
INVESTMENT SECURITIES HELD-TO-MATURITY               462,699          564,927
ACCRUED INTEREST RECEIVABLE                          262,566          249,527
SECONDARY MARKET FUNDING RECEIVABLE                   68,929          525,732
LOANS RECEIVABLE, net                             21,433,044       22,006,556
RESIDENTIAL REAL ESTATE OWNED                      1,579,681        1,524,583
COMMERCIAL REAL ESTATE OWNED                       1,299,220        1,263,292
FEDERAL HOME LOAN BANK STOCK                         169,100          165,000
PREMISES AND EQUIPMENT, net                          408,917          381,971
OTHER ASSETS                                         800,089          729,557
                                                 -----------      -----------
      Total Assets                               $28,082,667      $28,983,726
                                                 ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

DEPOSITS                                         $25,610,993      $24,546,708
FEDERAL HOME LOAN BANK ADVANCES                            0        2,000,000
ACCRUED EXPENSES                                     173,439          203,431
OTHER LIABILITIES                                    169,993           18,500
OTHER BORROWED MONEY                                  18,000           27,000
                                                 -----------      -----------
      Total Liabilities                           25,972,425       26,795,639
                                                 -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share;
     5,000,000 shares authorized, 109,624
     shares issued and outstanding                     1,069            1,069
     Additional Paid-in Capital                      700,205          700,205
     Retained earnings                             1,426,968        1,513,813
                                                 -----------      -----------
                                                   2,128,242        2,215,087

     Deferred compensation                           (18,000)         (27,000)
                                                 -----------      -----------

         Total Stockholders' Equity                2,110,242        2,188,087
                                                 -----------      -----------
         Total Liabilities and Stockholders'
           Equity                                $28,082,667      $28,983,726
                                                 ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           -----------------------------------------------

                                         Nine Months Ended       Three Months Ended
                                           September 30,           September 30,
                                       ---------------------    -------------------
                                        1996           1995      1996        1995
                                      -------        -------    ------      -------
INTEREST INCOME:
  Interest and fees on loans          $1,547,192    $1,520,499  $ 510,681  $ 526,272
  Interest on investment securities       84,635        80,720     21,239     24,702
  Interest on federal funds sold          72,615        12,936     12,762      5,297
                                      ----------    ----------  ---------   --------
                                       1,704,442     1,614,155    544,682    556,271
                                      ----------    ----------  ---------   --------
INTEREST EXPENSE:
  Interest on deposits                 1,056,241       802,466    339,416    288,550
  Other interest expense                  11,104       121,874        337     40,308
                                      ----------    ----------  ---------   --------
                                       1,067,345       924,340    339,753    328,858
                                      ----------    ----------  ---------   --------

    Net interest income                  637,097       689,815    204,929    227,413

PROVISION FOR LOAN LOSSES                (11,614)      131,372     (1,592)   118,807
                                      ----------    ----------  ---------   --------

    Net interest income after
      provision for loan losses          648,711       558,443    203,337    108,606
                                      ----------    ----------  ---------   --------

OTHER INCOME:
  Fees on loans originated for others,
    net of related commissions &
    payroll taxes                         86,766        57,898     17,134     20,726
  Other operating income, including
    subsidiary net income                213,676       129,721     71,319     35,330
                                      ----------    ----------  ---------   --------
                                         300,442       187,619     88,453     56,056
                                      ----------    ----------  ---------   --------

OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                                386,395       393,148    128,095    127,332
  Other operating expenses               649,604       383,068    297,414    142,279
                                      ----------    ----------  ---------   --------
                                       1,035,999       776,216    425,509    269,611
                                      ----------    ----------  ---------   --------
INCOME BEFORE INCOME TAX
  EXPENSE                                (86,846)      (30,154)  (133,719)  (104,949)

INCOME TAX (BENEFIT) EXPENSE                   0         2,152    (20,042)   (29,262)
                                      ----------    ----------  ---------   --------
NET INCOME                            $  (86,846)   $  (32,306) $(113,677)  $(75,687)
                                      ==========    ==========  =========   ========

EARNINGS PER SHARE                    $    (0.81)   $    (0.30) $   (1.06)  $  (0.70)

Weighted average number of
   shares outstanding                    106,924       107,924    106,924    107,924
                                      ==========    ==========  =========   ========

The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
         -----------------------------------------------------

                                                    1996             1995
                                                 ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   (86,846)   $   (32,306)
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Provision for loan losses                         (11,614)       131,372
    Loan fees deferred, net of costs                   17,896         33,125
    Amortization of deferred loan fees                (48,368)       (39,672)
    Depreciation                                       45,048         23,980
    Decrease (increase) in accrued
      interest receivable                             (19,039)        15,735
    Origination of loans sold on the
      secondary market                             (3,569,179)    (2,471,715)
    Proceeds from sale of loans on the
      secondary market                              4,025,982      2,760,646
    Decrease (increase) in deferred
      income tax asset                                      0              0
    Decrease (increase) in other assets               (70,532)       (54,759)
    (Decrease) increase in accrued expenses
      and other liabilities                           121,501       (109,363)
    Amortization of deferred
      compensation                                      9,000          9,000
                                                 ------------    -----------
    Net cash provided by operating activities         419,351        266,043
                                                 ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities   $    364,344    $   261,227
  Purchases of investment securities                 (262,116)      (213,843)
  Proceeds from sale of FHLB Stock                          0              0
  Purchase of FHLB Stock                               (4,100)       (16,100)
  Decrease (increase) in loans, net                   616,096     (1,660,292)
  Purchase of premises and equipment                  (71,993)      (231,155)
  Purchase of and investment in foreclosed
    real estate, net                                  (91,025)      (409,842)
                                                 ------------    -----------
      Net cash (used in) provided by investing
        activities                                    551,205     (2,270,005)
                                                 ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits, net             1,064,285       2,127,802
  Repayment of FHLB Advances                      (2,000,000)              0
  Dividends paid                                           0         (14,868)
  Debt repayment                                      (9,000)         (9,000)
  Redemption of BASB stock                                 0         (54,574)
                                                 -----------     -----------
      Net cash used in financing activities         (944,715)      2,049,360
                                                 -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                         25,841          45,398

CASH AND CASH EQUIVALENTS, beginning
  of year                                          1,572,581       2,026,237
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of 6 mos.         $ 1,598,422     $ 2,071,635
                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION:
  Cash paid during the 6 mos. for:
  Interest                                       $ 1,067,346     $   328,858
  Income taxes, net of refund                              0          52,794
In-substance foreclosure on real estate                    0               0
Foreclosure on real estate                           428,831               0


The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      Baltimore, Maryland

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -    Basis of Presentation
            ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine and three month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Notes to Consolidated Financial Statements for the year ended December 31, 1995, included in the Company's Form 10-K, should be read in conjunction with these statements.


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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL PERSPECTIVE
-------------------

     Year-to-date earnings were $(0.81) per share, as compared with $(0.30) per share for the same period in 1995. The reduction in earnings per share of $(0.51) from the same period last year was the direct result of a SAIF Special Assessment of $0.65 per $100 of deposits, using the deposit base as of March 31, 1995.


FINANCIAL CONDITION
-------------------

General Overview
----------------

     Total assets decreased by $901,059 or 3.11% during the nine months ended September 30, 1996. The decrease in total assets was a result of the decrease in loans receivable, net; secondary market funding receivable; investment securities held-to-maturity and all other assets. "Table 1. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of Quantum Financial Holdings, Inc.

_________________________________________________________________
                           TABLE 1
                      Utilization of Assets
-----------------------------------------------------------------

                                 September 30,  December 31,
                                     1996           1995           Difference
                                   -------        -------     -------------------
Cash and due from banks           $ 1,125,788    $ 1,063,563   $  62,225     5.85%
Federal funds sold                    472,634        509,018     (36,384)   (7.15)
Investment securities
  held-to-maturity                    462,699        564,927    (102,228)  (18.10)
Loans receivable, Net              21,433,044     22,006,556    (573,512)   (2.61)
Secondary market funding
  receivable                           68,929        525,732    (456,803)  (86.89)
                                  -----------    -----------   ---------   ------
Residential Real Estate Owned       1,579,681      1,524,583      55,098     3.61
Commercial Real Estate Owned        1,299,220      1,263,292      35,928     2.84
All other assets                    1,640,672      1,526,055    (114,617)   (7.51)
                                  -----------    -----------   ---------   ------
                                  $28,082,667    $28,983,726   $(901,059)   (3.11)%
                                  ===========    ===========   =========   ======



     The decrease in loans receivable, net is the result of a combination of loan payoffs and mortgage customers opting for the superior pricing in the secondary market. The decrease in secondary market funding receivable is the result of a faster turn-around time by the investors in purchasing loans from Baltimore American, and the slow-down in the production of mortgage loans. The decrease in investment securities held-to-maturity is a function of the low investment yield available to Baltimore American and the achievement of the required liquidity ratio. The decrease in other assets is the result of a decrease in accrued interest receivable, which is a function of the reduced portfolio loan volume and the depreciation of premises and equipment.

     Commercial real estate owned comprises commercial real estate that was foreclosed upon by the Company. Of the $1,299,220 in commercial real estate, $1,177,329 represents Sheridan Station Shopping Center, which is 33,014 square feet and is comprised of eleven (11) tenant spaces, with 127 parking spaces available.

       As of September 30, 1996, the center is seventy percent (70%) leased and generated operating income of $162,024 and operating expenses of $73,459 for pretax income of $88,565, which is included as other operating income in the accompanying consolidated statement of operations for the nine and three months ended September 30, 1996. During the first nine months of 1996, Management has completed the renovation of the entire shopping center. New tenants have been acquired, thus rental income is increasing. Management has been negotiating with several prospective buyers and will participate in an exclusive, private auction in November if a prior sale has not been consummated. Management continues to actively market this property for sale and intends to sell the property as soon as a viable buyer is identified. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized.
Management believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of September 30, 1996.

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

     Residential real estate owned comprises residential real estate that was foreclosed upon by the Company. Of the $1,579,681 in residential real estate, $1,497,639 represents residential homes and $82,042 represents residential land owned by the Company. Management is actively marketing these properties and intends to sell these properties as soon as viable buyers are identified. During the nine months ended September 30, 1996, the Company entered into contracts to sell six properties. Out of those six properties, one settled in June, one settled in July, and three more are currently expected to settle in November. The buyer has withdrawn the other contract. In the interim, and where possible, the Company is rehabilitating these homes and renting them out to low- and moderate-income families. The rental income is being applied directly to the outstanding balance, reducing the Company's exposure and enhancing the property's marketability. It is worth noting that management was awarded citations by Baltimore's Mayor Schmoke and by Mary Pat Clark, President of the Baltimore City Council, in recognition of its commitment in building strong communities. While management believes it will be able to find buyers in the future, no assurance can be made that buyers will be found or that losses on the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of these properties has been provided as of September 30, 1996.

     Total liabilities decreased by $823,214 or 3.07% during the nine months ended September 30, 1996 primarily due to the repayment of Federal Home Loan Bank Advances and a reduction in accrued expenses (see Table 2. Source of Funds).

     The increase in deposits is the result of aggressive marketing to established customers to increase their deposit base within the Company. Management reduced $2 million in advances
with Federal Home Loan Bank of Atlanta.   Other borrowed money,
representing the Employee Stock Ownership Plan (ESOP), was reduced by $9,000, which is the principal amount of the loan paid each year.

_________________________________________________________________
                           TABLE 2
                        Sources of Funds
-----------------------------------------------------------------

                                  September 30,   December 31,
                                     1996            1995          Difference
                                   -------        -----------   -------------------
Deposits                          $25,610,993    $24,546,708   $ 1,064,285     4.34%
Federal Home Loan Bank Advances             0      2,000,000    (2,000,000) (100.00)
Accrued Expenses                      173,439        203,431       (29,992)  (14.74)
Other Liabilities                     169,993         18,500       151,493   818.88
Other Borrowed Money                   18,000         27,000        (9,000)  (33.33)
                                  -----------    -----------   ----------    ------
                                  $25,972,425    $26,795,639   $  (823,214)   (3.07)%
                                  ===========    ===========   ===========   ======

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

     The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required short-term level is 1%. The liquidity level of the Company at September 30, 1996, as measured for regulatory purposes, was approximately 6.12% for both long-and short-term purposes. Management recognizes that it is excessively liquid and will utilize the excess liquidity for either investment in loans or the reduction of high yielding certificates of deposit with pending maturities. Management believes the Company can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.

Capital Resources

     The Company's Stockholders' Equity was $2,110,242 or 7.60% of total assets on June 30, 1996 compared to $2,188,087 or 7.54% on December 31, 1995. Although Stockholders' Equity was reduced as a result of the third quarter loss created by the SAIF Special Assessment, the percentage of Stockholders' Equity to Total Assets increased as a result of the decrease in total assets. Quantum Financial Holdings, Inc. exceeds all regulatory requirements for capital. Management continually reviews and identifies areas of growth opportunity. Table 3. Regulatory Capital Requirements represents the Company's position to its various minimum regulatory capital requirements at September 30, 1996.


_________________________________________________________________
                           TABLE 3
                 Regulatory Capital Requirements
-----------------------------------------------------------------

                                        September 30, 1996
                                            (unaudited)
                                    -----------------------------
                                                       Percentage
                                    Amount             of Assets*
                                    ------             ----------
                                (In thousands)

Tangible Capital                     $2,025              7.23%
Tangible Capital Requirement            420              1.50%
                                     ------             -----
Excess                               $1,605              5.73%
                                     ======             =====
Core Capital                         $2,025              7.23%
Core Capital Requirement                840              3.00%
                                     ------             -----
Excess                               $1,185              4.23%
                                     ======             =====
Total Capital                        $1,474             11.57%
  (Core and Supplementary Capital)
Risk-Based Capital Requirement          659              8.00%
                                     ------             -----
Excess                               $  815              3.57%
                                     ======             =====

__________________
   *Based on adjusted total assets of $28,006,000 for purposes of the tangible capital and core capital requirements, and risk-weighted assets of $18,428,000 for purposes of the risk-based capital requirements.

RESULTS OF OPERATIONS

General Overview

     For the nine months ended September 30, 1996, the Company posted a loss of $86,846, as compared to a loss of $32,306 for the same period in 1995. For the three months ended September 30, 1996, the Company posted a loss of $113,677, as compared to a loss of $75,687 for the same period in 1995. The loss reflected as of September 30, 1996 is the result of the SAIF Special Assessment.

     Earnings per share of common stock were $(0.81) per share for the nine months ended September 30, 1996, as compared to $(0.30) per share for the same period in 1995. For the three months ended September 30, 1996, earnings per share of common stock were $(1.06) per share, as compared to $(0.70) per share for the same period in 1995. Table 4. Operations Items as of June 30, 1996 exhibits for the periods indicated certain consolidated statement of operations items which contributed to earnings.


Net Interest Income

     Net interest income is the foundation and core of the Company's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings. For the nine months ended September 30, 1996, net interest income was $637,097, as compared with $689,815 for the same period in 1995. For the three months ended September 30, 1996, net interest income was $204,929, as compared with $227,413 for the same period in 1995.

     For nine months ended September 30, 1996, interest income increased by $90,287 or 5.59% as compared with the same period in 1995. This was the result of an increase in loan yields charged for portfolio loans and an increase in investments and the yields paid on investments. Interest income was $11,589 or 2.08% less for the three months ended September 30, 1996, as compared with the same period in 1995.

     For the nine months ended September 30, 1996, interest expense increased by $143,005 or 15.47% as compared with the same period in 1995. This was the result of an increase in the volume of deposits and the yield increases paid on deposits as older deposits matured. Interest expense was $10,895 or 3.31% greater for the three months ended September 30, 1996, as compared with the same period in 1995.

     In recognition of the nonperforming loans and the inherent risk in lending, Management has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). Upon evaluation of the future trends of general economic conditions in this country and in particular the Company's market area, Management and the Board of Directors decided to continue to reserve additional funds in regard to the future economic trends that might have an effect on the portfolio of loans. As of September 30, 1996, the provision for loan loss is adequate for the volume of loans originated for the Company's portfolio.

     For the nine months ended September 30, 1996, net interest income after provision for loan loss was $648,711, as compared with $558,443 for the same period in 1995. For the three months ended September 30, 1996, net interest income after provision for loan loss was $203,337, as compared with $108,606 for the same period in 1995.

_________________________________________________________________
                           TABLE 4
                       Operations Items
-----------------------------------------------------------------

                                    Nine Months Ended
                                       September 30,
                                   ----------------------
                                     1996           1995           Difference
                                   -------        -------     -------------------
INTEREST INCOME:
  Interest and fees on loans       $1,547,192    $1,520,449   $  26,693        1.76%
  Other interest income               157,250        93,656      63,594       67.90
                                   ----------    ----------   ---------     -------
                                   $1,704,442    $1,614,155   $  90,287        5.59%
                                   ==========    ==========   =========     =======
INTEREST EXPENSE:
  Interest on deposits             $1,056,241    $  802,466   $ 253,755       31.62%
  Other interest expense               11,104       121,874    (110,770)     (90.89)
                                   ----------    ----------   --------     --------
                                   $1,067,345    $  924,340   $ 143,005       15.47%
                                   ==========    ==========   =========    ========
PROVISION FOR LOAN LOSSES          $  (11,614)   $  131,372   $(142,986)    (108.84)%
                                   ==========    ==========   =========    ========
OTHER INCOME:
  Fees on loans originated for
    others                         $   86,766    $   57,898   $  28,868       49.86%
    (Net of sales commissions
    and related payroll taxes)
  Other operating income,
    including subsidiary net
    income                            213,676       129,721      83,955       64.72
                                   ----------    ----------   ---------    --------
                                   $  300,442    $  187,619   $ 112,823       60.13%
                                   ==========    ==========   =========    ========
OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                          $  386,395    $  393,148   $  (6,753)      (1.72)%
  Other operating expenses            649,604       383,068     266,536       69.58
                                   ----------    ----------   ---------    --------
                                   $1,035,999    $  776,216   $ 259,783       33.47%
                                   ==========    ==========   =========    ========

                                    Three Months Ended
                                      September 30,
                                   ----------------------
                                     1996           1995           Difference
                                   -------        -------     -------------------
INTEREST INCOME:
  Interest and fees on loans       $  510,681    $  526,272   $ (15,591)      (2.96)%
  Other interest income                34,001        29,999       4,002       13.34
                                   ----------    ----------   ---------     -------
                                   $  544,682    $  556,271   $ (11,589)      (2.08)%
                                   ==========    ==========   ==========    =======

INTEREST EXPENSE:
  Interest on deposits             $  339,416    $  288,550   $  50,866       17.63%
  Other interest expense                  337        40,308     (39,971)     (99.16)
                                   ----------    ----------   ---------     -------
                                   $  339,753    $  328,858   $  10,895        3.31%
                                   ==========    ==========   =========     =======

PROVISION FOR LOAN LOSSES          $   (1,592)   $  118,807   $(120,399)   (101.34)%
                                   ==========    ==========   ========     =======
OTHER INCOME:
  Fees on loans originated for
    others                         $   17,134    $   20,726   $  (3,592)    (17.33)%
    (Net of sales commissions
    and related payroll taxes)
  Other operating income,
    including subsidiary net
    income                             71,319        35,330      35,989      101.87
                                   ----------    ----------   ---------     -------
                                   $   88,453    $   50,056   $  32,397       57.79%
                                   ==========    ==========   =========     =======
OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                          $  128,095    $  127,332   $     763        0.60%
  Other operating expenses            297,414       142,279     155,135      109.04
                                   ----------    ----------   ---------     -------
                                   $  425,509    $  269,611   $ 155,898       57.82%
                                   ==========    ==========   =========     =======
/TABLE

Other Income

     There are two significant components of non-interest income.
(1) Fees on loans originated for others increased by $28,868 or 49.86% for the nine months ended September 30, 1996 as compared with the same period in 1995. For the three months ended September 30, 1996, fees on loans originated for others decreased by $3,592 or 17.33% as compared with the same period in 1995. This is the direct result of an increase in the volume of residential loans originated and sold in the secondary market.
(2) Other operating income increased by $83,955 or 64.72% during the nine months ended September 30, 1996 as compared with the same period in 1995. Other operating income increased by $35,989 or 101.87% during the three months ended September 30, 1996 as compared with the same period in 1995. This is the direct result of the increase in revenues generated by Sheridan Station Shopping Center, held by the Company's subsidiary, and the gain on sale of real estate owned. Total other income increased by $112,823 or 60.13% for the nine months ended September 30, 1995. Total other income increased by $32,397 or 57.79% for the three months ended September 30, 1995.

Other Expense

     Total non-interest expense increased by $259,783 or 33.47% during the nine months ending September 30, 1996 as compared to the same period in 1995. Employee compensation for the first six months decreased by $6,753 or 1.72%, as a result of re-engineering human resources in order to obtain greater efficiency at less cost. All other operating expenses increased by $266,536 or 69.58% as a direct result of the increase in deposit insurance, electronic data processing expenses, professional fees related to 1995 examination issues, reo expense and the SAIF Special Assessment. Total non-interest expense increased by $155,898 or 57.82% during the three months ending September 30, 1996 as compared to the same period in 1995. This was the direct result of the SAIF Special Assessment. Employee compensation for the three months ending September 30, 1996 increased by $763 or 0.60%. All other operating expenses increased by $155,135 or 109.04% as a direct result of the SAIF Special Assessment as well as increases in deposit insurance, electronic data processing expenses, professional fees and reo expense.

Provision For Taxes

     The Company's effective tax rate varies with changes in the proportion of tax exempt income, changes in corporate tax rates, and certain local tax credits. Provision for income taxes for the nine months ended September 30, 1996 was $0, compared to $20,042 for the same period in 1995.


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

REGULATORY MATTERS

     On June 25, 1996, the Memorandum of Understanding (MOU), which was executed on April 3, 1991 by and between the Office of Thrift Supervision (OTS) and Baltimore American Savings Bank, FSB, was terminated based on the contents of a Board resolution adopted by the full Board of Directors of Baltimore American.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Materially Important Events
         ---------------------------------

     On November 7, 1996, the Registrant's independent accountants, Arthur Andersen LLP, advised the Registrant that they were resigning from their audit engagement.

     In connection with their audits of the two most recent fiscal years ended December 31, 1995 and 1994, and for the interim period through the date of this report, there have been no disagreements with Arthur Andersen LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject of such disagreement in connection with their reports. In addition, during these periods there was no adverse opinion or disclaimer of opinion or any opinion qualified or modified as to uncertainty, audit scope or accounting principles.

     Arthur Andersen LLP, has not advised the Registrant concerning any of the items set forth in Item 304(a)(1)(v) A-D.

     Arthur Andersen LLP has furnished the Registrant with a letter addressed to the Securities and Exchange Commission stating their concurrence with the above statements. A copy of the letter from Arthur Andersen LLP is included as Exhibit 16 hereto.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) The following exhibits are being filed with this Quarterly Report on Form 10-Q.

          Exhibit No.             Description
          -----------             -----------
            16             Letter re Change in Certifying
                           Accountant

            27             Financial Data Schedule (EDGAR only)

     (b)  Reports on Form 8-K.
          -------------------

          During the quarter ended September 30, 1996, the Registrant did not file any reports Form 8-K.

                         SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 14, 1996       By: /s/ Richard W. Kraus
                                   ---------------------------
                                   Richard W. Kraus
                                   President, Chief Executive
                                   Officer & Chief Financial
                                   Officer