Form 10-K405
period 1996-12-31
QUANTUM FINANCIAL HOLDINGS INC
filed 1997-05-15
CIK 941810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________

     For the Fiscal Year Ended:               Commission File Number: O-26440
       December 31, 1996

                       QUANTUM FINANCIAL HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                            52-1919323
--------------------------------                           --------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                             Identification No.)

4023 Annapolis Road, Baltimore, Maryland          21227
-----------------------------------------      -----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (410) 789-1962
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES   X     NO _____.
              -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1996, 106,924 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

   The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's voting stock. As of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to recent sales of the voting stock known to the registrant was $908,854 (106,924 shares at $8.50 per share). For purposes of this calculation it is assumed that none of the registrant's officers or directors are affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Parts I and III)

                                    PART I



ITEM 1.  BUSINESS
-----------------

General
-------

   Quantum Financial Holdings, Inc. ("QFH") is a Maryland chartered holding company formed on July 12, 1995 pursuant to a reorganization described in detail in a proxy statement/prospectus dated April 7, 1995. As a result of that reorganization, existing shares of Baltimore American Savings Bank, FSB ("Baltimore American" or "Savings Bank") were exchanged for shares of QFH, with shares of certain dissenting shareholders being redeemed for cash. Baltimore American is the sole subsidiary of QFH.

   Baltimore American is a federally-chartered savings bank located in Baltimore, Maryland. Baltimore American was originally chartered in 1956. In May 1986, Lansdowne Building and Loan Association merged into Baltimore American, with Baltimore American as the surviving institution. In July 1987, Baltimore American converted to a federal mutual savings bank, and since then the Savings Bank has been a member of the Federal Home Loan Bank (the "FHLB") System and has had its deposits federally insured. Baltimore American's deposits are presently insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank converted from mutual to stock form on July 29, 1988 through the sale and issuance of 112,874 shares of common stock at $8.00 per share.

   It is Baltimore American's mission to provide people with a safe place to deposit their money, to provide a means for transferring their money in an efficient manner, and to prudently satisfy their financial needs. Baltimore American attracts deposits from the general public and originates mortgage loans on owner-occupied single family residences, non-owner occupied investment properties, and to a lesser extent on commercial real estate. Baltimore American also makes loans for the construction of residential and commercial properties, consumer loans, commercial business loans and through its subsidiary has engaged in limited real estate construction activities. The principal sources of funds for Baltimore American's lending activities include deposits received from the general public, principal amortization and prepayment of loans, as well as borrowings from the FHLB of Atlanta and other sources. Baltimore American's primary sources of income are interest on loans and investments, fees generated by originating loans for the Savings Bank's portfolio and loans presold to investors. Baltimore American invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations. Baltimore American's principal expenses are interest paid on deposit accounts and borrowings, and normal operating expenses. See "Table 1. Distribution of Assets, Liabilities & Stockholders' Equity; Interest Rates and Interest Differential."

   Baltimore American's operations are conducted through its office located at 4023 Annapolis Road, Baltimore, Maryland. Baltimore American operates loan origination offices located at 609 Bosley Avenue, Towson, Maryland; 14300 Gallant Fox Lane, Bowie, Maryland; and 2708 Dillon Street, Baltimore, Maryland. For additional information, see "Item 2. Properties."

--------------------------------------------------------------------------------
                                    TABLE 1

            Average Balances, Interest and Effective Interest Rates
--------------------------------------------------------------------------------

                                                     1996
                                      ---------------------------------------
                                                                    Effective
                                         Average                    Interest
ASSETS                                   Balance*      Interest     Rate
                                      -------------   -----------   --------
Earning Assets
 Loans                                  $22,176,605   $ 2,006,454     9.05%
 Interest on investment
  securities                              1,202,900       106,921     8.88
 Federal funds sold                       1,383,577        79,512     5.75
                                        -----------   -----------   --------
 Total Earning Assets:                   24,763,082     2,192,887     8.86
                                        -----------   -----------   --------

Nonearning Assets
 Cash and due from banks                    505,214
 Premises and Equipment                   1,582,142
 Real estate & repossessed
  assets                                  1,720,973
 Other Assets                               346,048
                                        -----------
 Total Nonearning Assets:                 4,154,377
Less allowance for loan losses:            (411,961)
     TOTAL ASSETS:                      $28,505,498
                                        ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing Liabilities:
 Interest-bearing deposits              $25,956,121     1,384,193     5.33%
 Other borrowed money                       138,833        14,772    10.64
                                        -----------   -----------   --------
 Total interest-bearing
   liabilities                           26,094,954     1,398,965     5.36
                                                      -----------   --------

Noninterest-bearing Liabilities:
 Demand deposits                            370,903
 Other liabilities                          (72,687)
Stockholders' Equity                      2,112,328
                                        -----------
 TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY                      $28,505,498
                                        ===========
Net Interest Earnings                                 $   793,922
                                                      ===========
Interest Rate Spread                                                  3.50%
                                                                    ========
Net Yield on Earning Assets                                           3.21%
                                                                    ========                (Continued)

--------------------------------------------------------------------------------
*Month end average

--------------------------------------------------------------------------------
                              TABLE 1 (Continued)

         Distribution of Assets, Liabilities and Stockholders' Equity;
                    Interest Rates and Interest Differential
--------------------------------------------------------------------------------

                                                       1995                                   1994
                                      -------------------------------------    -----------------------------------
                                                                   Effective                              Effective
                                         Average                   Interest      Average                  Interest
ASSETS                                   Balance*      Interest    Rate          Balance*      Interest   Rate
                                      -------------   -----------  --------    -----------   -----------  --------
Earning Assets
     Loans                              $22,045,257   $ 2,036,975    9.24%     $20,676,910   $ 1,979,118     9.58%
     Interest on investment
      securities                          1,227,098       108,584    8.85        1,455,773       135,583     9.32
     Federal funds sold                     430,312        22,607    5.25          305,919        20,757     6.79
                                        -----------   -----------  --------     -----------   -----------  --------
     Total Earning Assets:               23,702,667     2,168,166    9.15       22,438,602     2,135,458     9.52
                                        -----------   -----------  --------     -----------   -----------  --------

Nonearning Assets
     Cash and due from banks                646,091                                694,310
     Premises and Equipment               1,435,616                                218,450
     Real estate & repossessed
      assets                              1,846,129                              2,767,011
     Other Assets                           489,932                                303,796
                                        -----------                            -----------
     Total Nonearning Assets:             4,417,768                              3,983,567
Less allowance for loan losses:            (235,055)                              (394,537)
                                        -----------                            -----------
          TOTAL ASSETS:                 $27,885,380                            $26,027,632
                                        ===========                            ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
     Interest-bearing deposits          $22,527,850     1,119,063    4.97       22,141,708       983,712     4.43
     Other borrowed money                 2,486,083       161,491    6.50        1,094,333        56,263     5.14
                                        -----------   -----------  --------    -----------   -----------  --------
     Total interest-bearing
       liabilities                       25,013,933     1,280,554    5.12       23,236,041     1,039,975     4.48
                                                      -----------  --------                  -----------  --------

Noninterest-bearing Liabilities:
     Demand deposits                        270,410                                167,682
     Other liabilities                       81,531                                108,119
Stockholders' Equity                      2,519,506                              2,515,790
                                        -----------                            -----------
     TOTAL LIABILITIES & STOCK-
       HOLDERS' EQUITY                  $27,885,380                            $26,027,632
                                        ===========                            ===========
Net Interest Earnings                                 $   887,612                            $ 1,095,483
                                                      ===========                            ===========
Interest Rate Spread                                                 4.03%                                   5.04%
                                                                   ========                               ========
Net Yield on Earning Assets                                          3.74%                                   4.88%
                                                                   ========                               ========

--------------------------------------------------------------------------------
 *Month end average

Recent Legislative Developments
-------------------------------

   During the quarter ended September 30, 1996, the Company incurred a before-tax charge of $138,941 as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") which generally insures the deposits of savings associations. Because the reserves of the SAIF have been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, have been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

   The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the best supervisory ratings would be reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

   The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single Deposit Insurance Fund effective January 1, 1999, but only if there are no insured savings associations on that date. The legislation directs the Department of the Treasury to make recommendations to Congress for the establishment of a single charter for banks and thrifts. The Company cannot predict what the effect of any such legislation will be on the Bank.


The Savings Bank's Level of Nonperforming Assets
------------------------------------------------

   At December 31, 1996, the Savings Bank's nonaccrual loans and loans 90 days or more past due totalled $2,023,213 or 7.40% of total assets. In addition, the Savings Bank had $2,910,493 or 10.62% of total assets in foreclosed properties, which subjects the Savings Bank to significant risks. Additional losses resulting from the costs of maintaining and disposing of foreclosed properties, and from nonperforming assets could severely impact the Savings Bank's net income, reduce regulatory capital and may subject the Savings Bank to future regulatory action. Under OTS capital regulations, the Savings Bank may be required to deduct the amount of its investment in foreclosed properties from total capital if such properties have not been disposed of within five years of their acquisition unless the OTS grants an extension of time for the disposition of such properties. At December 31, 1996, the Savings Bank was required to deduct $211,853 in investments in foreclosed real estate from total capital because such properties had been held for more than five years. In addition, the Savings Bank's $1,185,207 investment in Sheridan Station must be deducted from total capital beginning in June 1998. If the Savings Bank were required to deduct Sheridan Station from total capital, the Savings Bank would no longer be in compliance with OTS risk-based capital requirements and would become subject to significant restrictions on its operations. Depending on its capital levels at the time, the Savings Bank could become subject to more severe sanctions including conservatorship or receivership which would generally result in a complete loss of the Company's investment in the Savings Bank. Although management of the Savings Bank is working to dispose of its foreclosed properties and to resolve its nonperforming assets, stockholders should be aware that the future results of operations of the Savings Bank, its compliance with regulatory capital requirements and its ability to continue as a going concern are all subject to the satisfactory disposition of these foreclosed properties and nonperforming assets.


Lending Activities
------------------

   GENERAL. The principal lending activity of Baltimore American has historically been the origination of conventional first mortgage loans secured by residential property, primarily single family homes, and to a lesser extent commercial real estate and construction loans, commercial business loans and consumer loans. See "Table 2. Composition of Loan Portfolio." Various legislative and regulatory changes in the early 1980's broadened the Savings Bank's lending powers permitting Baltimore American to develop a variety of mortgage instruments, including those providing for periodic interest rate adjustments. The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), resulted in the Savings Bank emphasizing secured residential property lending.

--------------------------------------------------------------------------------

                                    TABLE 2

                         Composition of Loan Portfolio

--------------------------------------------------------------------------------



                                    1996                  1995                   1994
                            --------------------  ----------------------  -------------------
Residential mortgages       $16,763,297   79.69%   $17,332,606    76.41%  $17,540,780  84.22%
Commercial real estate        1,089,498    5.18      1,087,446     4.79     1,133,015   5.44
Consumer                        834,539    3.96        776,958     3.43       522,488   2.51
Residential construction      1,584,980    7.53      2,109,426     9.30     1,363,770   6.55
Commercial                      763,033    3.64      1,376,886     6.07       266,307   1.28
                            -----------  -------   -----------   ------   -----------  ------
                            $21,035,347  100.00%   $22,683,322   100.00%  $20,826,360  100.0%
                            ===========  =======   ===========   ======   ===========  ======

--------------------------------------------------------------------------------

   In order to improve the profitability of the Savings Bank and to reduce the effects of interest rate movements on the Savings Bank's net interest income, Baltimore American has formed an Asset/ Liability Management Policy, which emphasizes matching the average maturities of the Savings Bank's assets and liabilities. See "Table 3.a. Maturities and Sensitivities of Loans to Changes in Interest Rates" and "Table 3.b. Fixed and Variable Rates on Loans." Interest rate risk is further reduced by coordinating lending and investment policies to obtain the maximum yield possible, while also providing for market rate sensitivity. Baltimore American originates loans with adjustable interest rates, or loans which include a three-year or five-year call provision. In addition, Baltimore American originates short-term consumer loans, which have terms limited to no more than seven years. The majority of the mortgage loans originated by Baltimore American are secured by real estate located in the Savings Bank's market area. The Savings Bank currently defines its market area as portions of Baltimore City, Baltimore County, and Anne Arundel County in Maryland.

--------------------------------------------------------------------------------

                                   TABLE 3.a

     Maturities and Sensitivities of Loans to Changes in Interest Rates /1/

--------------------------------------------------------------------------------

              DUE IN:               1 year       1 - 5     More than
                                    or less      years     5 years        Total
                                  ----------  ----------  -----------  -----------
  Real Estate:
      Residential                 $5,832,415  $  366,466  $10,564,416  $16,763,297
      Construction residential     1,584,980          --           --    1,584,980
      Commercial real estate         487,365      28,835      573,298    1,089,498
  Commercial Business                227,299     535,734           --      763,033
  Consumer                           490,820     110,805      232,914      834,539
                                  ----------  ----------  -----------  -----------
  TOTAL                           $8,622,879  $1,041,840  $11,370,628  $21,035,347
                                  ==========  ==========  ===========  ===========

--------------------------------------------------------------------------------

  /1/ This table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Amounts of deferred loan origination fees, loan loss allowances, and discounts on loans purchased have not been deducted from the amounts of maturing loans.


--------------------------------------------------------------------------------

                                   TABLE 3.b

                     Fixed and Variable Rates on Loans /2/

--------------------------------------------------------------------------------

                                                Variable
                                  Fixed Rate      Rates        Total
                                  -----------  -----------  -----------
    Real Estate:
      Residential                 $12,854,610   $3,908,687  $16,763,297
      Construction residential      1,584,980           --    1,584,980
      Commercial real estate        1,089,498           --    1,089,498
    Commercial business               622,033      141,000      763,033
    Consumer                          514,435      320,104      834,539
                                  -----------   ----------  -----------
    Total                         $16,665,556   $4,369,791  $21,035,347
                                  ===========   ==========  ===========

--------------------------------------------------------------------------------

  /2/ This table sets forth the dollar amount of all loans at December 31, 1996 due after one year which have predetermined interest rates and have floating or adjustable interest rates.

   RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Savings Bank has historically been the origination of conventional first mortgage loans to enable borrowers to purchase existing homes or construct new homes. The Savings Bank is qualified to originate, and originates mortgage loans insured by the Federal Housing Authority ("FHA") or guaranteed by the Veterans Administration ("VA"). The Savings Bank's underwriter is directly endorsed by FHA to underwrite FHA loans and as such is automatically approved by the VA to underwrite VA loans. A portion of the Savings Bank's mortgage loans are also made on non-owner occupied, income producing properties. While such loans usually provide for shorter terms, and allow the Savings Bank to charge a higher rate of interest, they also carry a higher risk than loans on owner occupied single family residences.

   The debt-to-income ratios, the loan-to-value ratios, maturities and other provisions of the loans made by the Savings Bank have generally reflected the policy established by Baltimore American in response to regulations, market conditions, and underwriting standards. The Savings Bank's lending policies, however, limit the maximum loan-to-value ratio on one-to-four family real estate mortgage loans to 95% of the lesser of the appraised value or the purchase price, with private mortgage insurance required for the amount of the loan above 85% of the appraised value or the purchase price, as applicable.

   Mortgage loans made by the Savings Bank have traditionally been long-term loans, amortized on a monthly basis, with principal and interest due each month. The term of fixed-rate real estate loans is typically 15 to 30 years. Since the beginning of 1989, the Savings Bank has originated long-term, fixed-rate mortgage loans, as well as adjustable rate mortgage loans in accordance with standards that permit their sale to FHLMC or other secondary market purchasers, as appropriate. However, loans originated for the Savings Bank's portfolio are typically not sold in the secondary market.

   Adjustable rate mortgage loans offered by the Savings Bank have interest rates which adjust every one to three years, with such adjustments tied to the U.S. Treasury Bill rate for the corresponding period, or the prime interest rate as quoted in the Wall Street Journal. Typically, limits on interest rate adjustments are 2% per adjustment and 6% over the life of the loan. Adjustable rate mortgage loans are amortized over 30 years and are written pursuant to FHLMC underwriting standards. The Savings Bank originates adjustable rate mortgage loans for sale in the secondary mortgage market and such sales are made, as market conditions allow. The majority of fixed-rate mortgages originated by the Savings Bank for its portfolio contain an optional call provision at the end of three or five years, at which time the Savings Bank may elect to renegotiate the terms of the loan at then current interest rates. The Savings Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option with no prepayment penalty.

   CONSTRUCTION LOANS. Baltimore American engages in construction lending for the construction of single family residential real estate. In past years, the Savings Bank has also originated construction loans on commercial properties. Commercial construction loans are granted for the construction of small strip shopping centers, restaurants, medical centers and office buildings. These loans involve a preliminary construction period requiring monthly interest payments, followed by a permanent loan requiring monthly principal and interest payments. Construction loans usually have terms ranging from six months to eighteen months.

   The application process for construction loans is similar to the process required for mortgage loans and also includes a submission to the Savings Bank of recorded plats, plans, specifications, permits and costs of the property to be constructed. These items are reviewed with an appraisal to determine the value of the subject property. Residential construction loans entail a higher degree of risk than residential real estate loans. Repayment of a construction loan depends upon the successful completion of the construction project. Unexpected delays or an inability to complete a construction project may result in the inability of the borrower to repay the loan as contracted. If the borrower is unable to repay the loan, the value of the underlying collateral may be insufficient to assure full repayment. For more information on the risks inherent in construction lending see "Item 1. Business -- Lending Activities -- Commercial Real Estate Loans."

The Savings Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of construction and the estimated cost (including interest) of construction, as well as the borrower's financial condition and his ability to repay the debt.
If the estimate of construction costs or salability of the properties proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the development, or the borrower may have difficulty paying the loan upon maturity. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

   COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are typically made to a maximum of 80% of the appraised value of the commercial property. Baltimore American originates commercial real estate loans, only in its market area, including loans secured by small businesses, strip shopping centers, restaurants and other retail developments.

   Commercial real estate lending is generally considered to involve higher risk than single-family residential lending. The risk of loss of principal is increased due to the significant concentration in debt in a single loan and the effects of general economic conditions on the salability of constructed properties, as well as the success of the contractor or business enterprises.The risk of loss on a commercial real estate loan is dependent on the cash flow of the business or rental income from the commercial property.

   COMMERCIAL BUSINESS LOANS. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

   As of December 31, 1996, the Savings Bank's commercial business portfolio consisted of approximately thirty-four (34) loans in the amount of $763,033. Thirty-one of those loans represent leases that are collateralized by the various leasing equipment for which they were granted. Approximately 100% of these loans have recourse through either the borrowing corporation or the leasing company or both. Commercial business loans declined by $613,853, or 44.58%, as the Savings Bank sought to reduce its exposure to equipment leases. Although such leases were orginated for resale, the sales of the pre-sold leases were not completed as a result of the recourse demanded by the purchaser. Management has sold and refinanced out of the Savings Bank several leases and wil continue in its efforts.

   The Savings Bank recognizes the increased risks associated with commercial business lending. The Savings Bank's commercial business lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Savings Bank's credit analysis. The Savings Bank's commercial business loans have been to borrowers in its primary market area, and the Savings Bank intends to continue its commercial business lending in this geographic area.

   In addition, the Savings Bank originates lines of credit to small businesses and residential builders, which are primarily secured by real estate.

   CONSUMER LOANS. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans including automobile loans, home equity loans, property improvement loans and loans secured by savings accounts. The Savings Bank grants home improvement loans, automobile loans, recreational vehicle loans, unsecured personal loans and loans secured by passbook savings accounts. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Savings Bank vigorously pursues the borrower for any shortfall that may occur.

   The Savings Bank believes that the shorter terms and normally higher rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Savings Bank's average loan yield and its cost of funds. Consumer loans do, however, pose additional risks of collectibility when compared to residential mortgage loans. In many instances the Savings Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection.

   LOAN ORIGINATIONS, PURCHASES AND SALES. The Savings Bank originates long-term fixed rate mortgage loans, as well as adjustable rate mortgage loans in accordance with standards which permit their sale to FHLMC and other secondary market purchasers. Sales of loans originally placed in the Savings Bank's loan portfolio are made as market conditions allow, are made without recourse to the Savings Bank, and servicing is usually not retained on loans sold.

   In addition, the Savings Bank originates loans on behalf of other financial institutions, for which it receives an origination fee. In general, all loans originated for the secondary market are sold prior to the closing of the loan. Under these circumstances, the Savings Bank funds the loans at closing and is reimbursed by the investor/purchaser generally within thirty (30) days. During this time, the Savings Bank receives interest at the initial note rate stated in the promissory note and mortgage deed of trust.

   LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans and fees for making loan commitments, the Savings Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. Such fees, net of direct and incremental origination costs, are deferred and recognized as income on an effective interest rate method over the expected life of the loan, when the loan is originated for the Savings Bank's loan portfolio. For the years ended December 31, 1996, 1995 and 1994 net loan origination fees, were $22,706, $34,945 and $72,065 respectively. When loans are originated for the secondary market, fees are recognized in the period in which the loan closes. For the years ended December 31, 1996, 1995 and 1994, net fees on loans originated for the secondary market were $115,179, $91,317 and $192,928 respectively.

   NON-PERFORMING LOANS AND ASSET CLASSIFICATION. The Savings Bank's collection procedures provide that when a loan is 15 days delinquent, the borrower will be contacted by mail and payment requested. Generally, after a delinquency of 60 days, a loan is forwarded to an attorney for collection. If the delinquency continues, subsequent efforts will be made by the Savings Bank or the attorney to contact the delinquent borrower. In certain instances, the Savings Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Savings Bank generally will initiate foreclosure proceedings.

   Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due and the likelihood of recovery is doubtful. Consumer loans generally are charged off the earlier of when management determines that the collection of principal and interest is unlikely, or when the loan is more than 120 days past due. Commercial real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

   "Table 4a. Nonperforming Assets" on the following page sets forth information with respect to the Savings Bank's nonperforming assets for the periods indicated. "Table 4b. Allowance for Loan Loss" is a breakdown of the allowance for loan losses for the periods indicated. During the periods shown, the Savings Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

   The Savings Bank had $643,057 and $307,794 in loans as of December 31, 1996 and 1995, respectively, for which accrual of interest had been discontinued. If all loans were accruing interest, interest income would have been $43,362 and $89,398 higher in the years ended December 31, 1996 and 1995, respectively. Actual interest income recognized on those loans contractually past due 90 days or more was $27,664 and $53,598, respectively. See the Residential Real Estate, Commercial Real Estate, and Commercial Business Loans sections above for further discussion of nonperforming assets.

   Total non-accrual loans and loans 90 days or more past due increased to $2,021,140 at December 31, 1996 from $959,751 at December 31, 1995. The increase reflects a $335,262 or 108.92% increase in non-accrual loans and $726,127 or 111.38% increase in accruing loans 90 days or more past due. The increase in non-accrual loans was attributable to a 14-lot subdivision loan for residential houses which was placed on non-accrual status during 1996.

   Accruing loans which were contractually past due 90 days or more as of December 31, 1996 totalled $1,378,084. These loans consisted of 13 residential mortgages and 5 consumer loans. While the Savings Bank does receive payments, these loans require special attention. The increase in accruing loans past due 90 days or more was attributable to a commercial land loan and several single family resiential dwellings.

   At December 31, 1996, the Savings Bank had no potential problem loans that have not been disclosed in Table 4a based on Management's awareness of facts and circumstances existing at the time.

   Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at fair value less estimated disposition costs. Subsequently, the property is carried at the lower of this value or current fair value. Other non-performing assets, consisting principally of assets acquired through foreclosure or repossession, increased by $148,812 or 5.34% to $2,936,687 reflecting the Savings Bank's foreclosure on three residential properties and an increase in the carrying value of certain properties already in portfolio as the result of renovations in preparation for disposition.

   Prior to June 18, 1992, the Savings Bank was a participant in a commercial loan secured by certain commercial real estate known as Sheridan Station Shopping Center (Sheridan Station). The Savings Bank owned a 61% interest in the loan and United Savings Bank ("United"), the lead lender, owned the remaining 39% interest.

   On July 30, 1990, United was declared insolvent by the Office of Thrift Supervision and its assets, including its 39% interest in Sheridan Station, were turned over to the Resolution Trust Corporation (RTC) for disposition. On June 18, 1992, RTC and Baltimore American foreclosed on the property as a result of the borrowers' failure to pay in accordance with the applicable loan agreement. At that time, the Savings Bank took its proportional 61% interest in Sheridan Station. On June 25, 1993, the Savings Bank acquired the RTC's 39% interest in Sheridan Station for $174,890. As a result of this transaction, the Savings Bank became the sole owner of the property. As of December 31, 1994, the Savings Bank's total investment in the property was $1,086,647.

   As of December 31, 1996, the center was seventy-two percent (72%) leased. During 1996, the center generated operating income of $215,341 and operating expenses of $101,130, for a pre-tax income of $114,211, which is included as other operating income in the consolidated statement of operation for the year ended December 31, 1996. As of December 31, 1996, the Savings Bank's total investment in the property was $1,185,207.

--------------------------------------------------------------------------------

                                   TABLE 4 a.

                              Nonperforming Assets

--------------------------------------------------------------------------------

                                                         At December 31,
                                                         ---------------
                                   1996          1995          1994          1993          1992
                               ------------  ------------  ------------  ------------  ------------
Loans accounted for on a
 non-accrual basis: /1/

Real estate
 Residential                    $  599,146    $  305,969    $  619,853    $  983,857    $1,063,909
 Commercial                             --            --            --            --            --

Commercial business                 31,386            --            --        34,000       385,909

Consumer                            12,525         1,825        22,976        25,968       103,740
                                ----------    ----------    ----------    ----------    ----------

Total                           $  643,057    $  307,794    $  642,829    $1,043,825    $1,553,558
                                ==========    ==========    ==========    ==========    ==========


Accruing loans which are
 contractually past due
 90 days or more:

Real estate
 Residential                    $1,020,265    $  650,884    $  396,778    $  232,804    $  687,153
 Commercial                        319,640            --            --       286,154       448,624
Commercial business                 18,493            --            --            --        34,000

Consumer                            19,686         1,073           664        70,632        26,784
                                ----------    ----------    ----------    ----------    ----------

Total                           $1,378,084    $  651,957    $  397,442    $  589,590    $1,196,561
                                ==========    ==========    ==========    ==========    ==========


Total of nonaccrual loans
 and loans 90 days or
 more past due:                 $2,021,140    $  959,751    $1,040,271    $1,633,415    $2,750,119
                                ==========    ==========    ==========    ==========    ==========

Percentage of total loans:         7.39%         4.23%         4.99%         8.73%        13.30%

Percentage of total assets:        9.61%         3.31%         3.85%         6.02%        10.73%

Other nonperforming
 assets: /2/                    $2,936,687    $2,787,875    $3,025,045    $2,559,698    $1,558,957
                                ==========    ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------

/1/ Non-accrual status denotes loans which are 90 days or more past due or loans which meet non-accrual criteria as established by regulatory authorities.

/2/ Other nonperforming assets represent property acquired by the Savings Bank through foreclosure or repossession or considered by management to be in-substance foreclosed.

--------------------------------------------------------------------------------

                                   TABLE 4 b.

                            Allowance for Loan Loss

--------------------------------------------------------------------------------

                                      At December 31,
                ------------------------------------------------------------
                      1996                 1995                 1994
                -----------------    -----------------    ------------------
                 Amount   Percent     Amount   Percent     Amount   Percent
                --------  -------    --------  -------    --------  -------
Real Estate     $246,719    65.50%   $282,245    63.11%   $150,802     85.8%
Commercial       107,068    28.43     150,000    33.54
Consumer          22,875     6.07      14,981     3.35      25,022     14.2
                --------    -----    --------    -----    --------    -----
Total           $376,662    100.0%   $447,226    100.0%   $175,824    100.0%
                ========    =====    ========    =====    ========    =====

--------------------------------------------------------------------------------

   Management is actively marketing this property and intends to sell the property as soon as a viable buyer is identified. While management believes it will be able to find a buyer in the near future, no assurance can be made that a buyer will be found or that losses on the sale or from operations prior to the sale will not be realized. Management, after reviewing recent appraisals of the property, believes that an adequate allowance for any potential losses on the property has been provided as of December 31, 1996.

Investment Activities
---------------------

   Interest from cash deposits and investment securities generally provide the second largest source of interest income for Baltimore American after interest on loans. At December 31, 1996, Baltimore American's investment securities portfolio totaled $920,187. Such funds consisted of $492,000 in interest-bearing deposits in other banks, $100,565 in corporate debt obligations, and $327,622 in U.S. Government obligations.

   Baltimore American is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other security investments. See "Table 5. Maturity Distribution of Investment Portfolio" on the following page.

   There has been no active trading of the Savings Bank's investment portfolio, and investment securities are generally held to maturity and carried at cost. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

Sources of Funds
----------------

   Deposits are the major source of Baltimore American's funds for lending and other investment purposes. In addition to deposits, the Savings Bank has in the past derived funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows may be significantly influenced by general interest rates, economic conditions and money market conditions. Borrowings are used as warranted to compensate for short-term reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

--------------------------------------------------------------------------------

                                    TABLE 5

                 Maturity Distribution of Investment Portfolio

--------------------------------------------------------------------------------

                             1996              1995               1994
                      ----------------   ----------------   ----------------
 Maturing Within       Amount    Yield    Amount    Yield    Amount    Yield
-----------------     --------   -----   --------   -----   --------   -----
   One year           $724,622    6.0%   $365,000    5.9%   $255,045    5.8%
   1 - 5 years         145,644    7.2     149,892    7.2     145,190    7.7
   6 - 10 years         49,921             50,035    7.1      50,152    7.9
   After 10 years           --     --          --     --          --     --
                      --------   ----    --------   ----    --------   ----
                      $920,187    6.5%   $564,927    6.7%   $450,387    7.0%
                      ========   ====    ========   ====    ========   ====

--------------------------------------------------------------------------------

   DEPOSITS. Local deposits are and traditionally have been the primary source of Baltimore American's funds for use in lending and for other general business purposes. Baltimore American offers a number of deposit accounts including passbook, business, money market, certificates of deposit, individual retirement accounts and checking accounts currently ranging in maturity from three months to five years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. See "Table 6. Composition of Deposits" and "Table 7. Deposit Maturities."

   BORROWINGS. Savings deposits are the primary source of funds for Baltimore American's lending and investment activities and for its general business purposes. The Savings Bank does, however, have access to advances from the FHLB of Atlanta to supplement its supply of lendable funds for granting residential loans and to meet deposit withdrawal requirements. The Savings Bank has a secured line of credit for $3,000,000 with the FHLB of Atlanta.

   The FHLB of Atlanta functions as a central reserve bank providing credit for savings and loan associations, savings banks and certain other member financial institutions. As a member of the FHLB of Atlanta, Baltimore American is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's net worth or on the FHLB's assessment of the institution's credit-worthiness. (Refer to "Table 1. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential and see "Regulation -- Federal Home Loan Bank System"). There were advances of $450,000 and $2,000,000 outstanding as of December 31, 1996 and 1995, respectively.

Subsidiary Activities
---------------------

   Baltimore American has one wholly owned subsidiary, Baltimore American Financial Corporation, Inc. (BAFC). In July 1994, the Savings Bank took control of Sheridan Station as described above. At that time, the Savings Bank contributed its interest in the property to BAFS. BAFS has operated this commercial retail center since that time. Prior to receiving the Savings Bank's interest in Sheridan Station, this subsidiary was inactive.

--------------------------------------------------------------------------------

                                    TABLE 6

                    Composition and Maturities of Deposits

--------------------------------------------------------------------------------

As of December 31, 1996 and 1995, deposits consisted of:

                    Weighted Average                   1996                    1995
                                             --------------------         -------------------
                      Rate as of
                    December 31, 1996          Amount        Percent         Amount       Percent
                    ------------------       -----------    ---------     -----------    ---------
Demand                    0.00%              $   351,185        1.41%     $   152,604        0.62%
NOW                       2.38                   570,141        2.29          544,166        2.22
Money market              3.19                 4,236,659       17.02        4,414,048       17.98
Passbook savings          2.85                 1,483,107        5.96        1,416,368        5.77
Mortgage escrows          0.99                   196,406        0.79          168,697        0.69
                       ---------             -----------    ---------     -----------    ---------
                          2.98                 6,837,498       27.47        6,695,883       27.28
                       ---------             -----------    ---------     -----------    ---------
Time Deposits:

3% to  4%                                             --        0.00          414,591        1.69
4% to  5%                                      1,564,632        6.29        2,117,137        8.62
5% to  6%                                      9,545,257       38.35        7,024,588       28.62
6% to  7%                                      6,456,551       25.94        7,437,375       30.30
7% to  8%                                        485,692        1.95          857,134        3.49
8% to  9%                                             --          --               --          --
                                             -----------    ---------     -----------    ---------
                                              18,052,132       72.53       17,850,825       72.72
                                             -----------    ---------     -----------    ---------
                                             $24,889,630      100.00%     $24,546,708      100.00%
                                             ===========    =========     ===========    =========

Time deposits include $2,352,674 and $1,740,562 of deposits of $100,000 or more as of December 31, 1996 and 1995, respectively.


As of December 31, 1996, scheduled maturities of time deposits are as follows:

                         1997           1998           1999           2000           2001          Total
                     -----------     ----------     ----------     ----------     ----------    -----------
 3% to  4%           $        --     $       --     $       --     $       --     $       --    $        --
 4% to  5%             1,526,019         38,613             --             --             --      1,564,632
 5% to  6%             7,513,429        857,761      1,007,758         10,758        155,551      9,545,257
 6% to  7%             2,148,470        167,417      1,221,756      1,332,376      1,586,532      6,456,551
 7% to  8%                    --             --        301,206        184,486             --        485,692
                     -----------     ----------     ----------     ----------     ----------    -----------
                     $11,187,918     $1,063,791     $2,530,720     $1,527,620     $1,742,083    $18,052,132
                     ===========     ==========     ==========     ==========     ==========    ===========

--------------------------------------------------------------------------------

             -----------------------------------------------------

                                    TABLE 7

                              Deposit Maturities

             -----------------------------------------------------

                                        1996 (in thousands)
                                 --------------------------------

                                 Time deposits of        All other
             Maturing Within     $100,000 or more       Time Deposits
             ---------------     ----------------       -------------
             3 months or less       $  330,330           $ 3,724,273
             4 - 6 months              304,082             2,657,303
             7 - 12 months             623,262             3,548,668
             Over 12 months          1,095,000             5,769,214
                                    ----------           -----------
                                    $2,352,674           $15,699,458
                                    ==========           ===========

             -----------------------------------------------------


Competition
-----------

     Baltimore American faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of home mortgage loans. Its most direct competition for savings deposits has historically come from other thrift institutions and commercial banks located in Baltimore, Maryland. In times of high interest rates, the Savings Bank faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for real estate loans comes principally from other thrift institutions, commercial banks, and mortgage banking companies.

     The Savings Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for savings by offering depositors a variety of savings accounts, a convenient office location, and other services. Competition is a significant factor in determining the Savings Bank's interest income and its interest expense, which causes changes in net interest income. See "Table 8. Analysis of Changes in Net Interest Income."

     The Savings Bank considers Baltimore City/County, Maryland and, to a lesser extent, Anne Arundel County, to be its primary market area for savings. While the majority of the Savings Bank's mortgage loans are originated in this market area, the Savings Bank has also made loans, to a lesser degree, throughout Maryland and in the Washington, D.C. metropolitan area.


REGULATION OF THE COMPANY
-------------------------

     GENERAL. The Company is registered as a savings and loan holding company with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

--------------------------------------------------------------------------------

                                    TABLE 8

                  Analysis of Changes in Net Interest Income

--------------------------------------------------------------------------------

                                                   1996                                       1995
                                   ------------------------------------            ------------------------------------
                                                             Rate &      Total                               Rate &      Total
                                     Volume      Rate        Volume      Change      Volume      Rate        Volume       Change
                                   ---------   ---------   ---------   ---------   ---------   ----------   ---------  ----------
Interest Income:

     Loans                         $  12,137   $(42,405)   $   (253)   $ (30,521)  $ 130,973   $ (68,578)   $ (4,538)  $  57,857
     Investments and other
       Interest-earning assets        73,540    (11,725)     (6,573)      55,242      (9,254)    (16,895)      1,000     (25,149)
                                   ---------   --------    --------    ---------   ---------   ---------    --------   ---------
Total Interest Income                 85,677    (54,130)     (6,826)      24,721    (121,719)    (85,473)     (3,538)     32,708
                                   ---------   --------    --------    ---------   ---------   ---------    --------   ---------


Interest Expense:

Deposits                             170,299     82,306      12,525      265,130      17,156     116,169       2,026     135,351
Other                               (141,003)   (45,053)     39,337     (146,719)     71,554      14,823      18,851     105,228
                                   ---------   --------    --------    ---------   ---------   ---------    --------   ---------
Total Interest Expense                29,296     37,253      51,862      118,411      88,710     130,992      20,877     240,579
                                   ---------   --------    --------    ---------   ---------   ---------    --------   ---------

Net Interest Income                $  56,381   $(91,383)   $(58,688)   $ (93,690)  $  33,009   $(216,465)   $(24,415)  $(207,871)
                                   =========   ========    ========    =========   =========   =========    ========   =========

--------------------------------------------------------------------------------

NOTE: Interest on nonaccrual loans has been excluded from these amounts in accordance with the policies described herein.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director of the OTS may limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Savings Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire another savings association, the Company would become a multiple savings and loan holding company subject to further restrictions on its activities. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Maryland Financial Institution Code, Maryland savings and loan associations and holding companies whose assets consist principally of a Maryland savings and loan association may only be acquired by out-of-state savings and loan holding companies that have their principal place of business and more than 80% of the deposits of their savings and loan association subsidiaries located in the states of Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina,

Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia and the District of Columbia. The Maryland Commissioner of Financial Institutions may not approve the acquisition of a Maryland savings and loan association or Maryland holding company by an out-of-state savings and loan holding company unless the Maryland association or each of the Maryland subsidiaries of the holding company, as the case may be, has been in existence for more than four years and the Commissioner determines that the laws of the jurisdictions in which the out-of-state holding company has its principal place of business and its greatest concentration of savings association deposits each permit Maryland savings and loan holding companies to acquire savings and loan associations and their holding companies in those jurisdictions. In addition, following the acquisition, all of the association subsidiaries of the out-of-state holding company which will operate or have deposit-taking offices in Maryland must be organized under the laws of the United States.

     The Bank Holding Company Act of 1956 has been amended to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings association and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

      A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.


REGULATION OF THE SAVINGS BANK
------------------------------

     GENERAL. As a federally chartered, SAIF-insured savings bank, Baltimore American is subject to extensive regulation by the OTS. Lending activities and other investments must comply with various federal statutory and regulatory requirements. Baltimore American is required to file reports with the OTS and FDIC describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of depositors. The Savings Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

     FEDERAL HOME LOAN BANK SYSTEM. Baltimore American is a member of the Federal Home Loan Bank System ("FHLBS"), which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Baltimore American, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. At December 31, 1996, Baltimore American was in compliance with this requirement with an investment of $169,100 in FHLB of Atlanta stock.

     The FHLB of Atlanta serves as a reserve or central bank for its member thrift institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. As of December 31, 1996, Baltimore American had $450,000 in advances from the FHLB of Atlanta. See "Item 1. Business -- Sources of Funds -- Borrowings." Under FIRREA, long-term advances may only be made for the purpose of providing funds for residential housing finance.

     LIQUIDITY REQUIREMENTS. Baltimore American is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. OTS regulations also require each institution to maintain an average daily balance of short-term liquid assets at a specified percentage, which is currently 1%, of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. Baltimore American's liquidity at December 31, 1996 was 7%, which exceeded the 5% liquidity requirement. The Savings Bank's short-term liquidity ratio at December 31, 1996 was 7%, which exceeds the 1% requirement.

     QUALIFIED THRIFT LENDER TEST. A savings association that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To meet its QTL test, an institution must either satisfy the tax code definition of a "domestic building and loan association" or its "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FLHB or FHLMC. In addition, subject to a 20% of portfolio assets limit, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, a savings association must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings association that fails to maintain QTL status is permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

     At December 31, 1996, the Savings Bank satisfied the tax code definition of "domestic building and loan association"; approximately 84.23% of the Savings Bank's assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Savings Bank as a Qualified Thrift Lender.

     REGULATORY CAPITAL REQUIREMENTS. OTS regulations require savings associations to satisfy three different capital requirements. Specifically, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less tangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights.

     The OTS capital rules require that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies ("nonincludable subsidiaries"). As of December 31, 1996, the Saving Bank had no investments in or extensions of credit to nonincludable subsidiaries.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's minority investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill.

   In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the Savings Bank's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equals the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighted system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loan, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets.

     "Table 9. Reconciliation of GAAP Capital to Regulatory Capital" on the following page reconciles the Savings Bank's retained earnings as reported in its consolidated statements of financial condition at December 31, 1996, to its tangible, core and total regulatory capital at that date.

--------------------------------------------------------------------------------

                                    TABLE 9

              Reconciliation of GAAP Capital to Regulatory Capital

--------------------------------------------------------------------------------

                                             Regulatory Capital (in thousands)
                                            -----------------------------------

                                               Tangible   Core    Risk-based
                                               Capital   Capital    Capital
                                               --------  -------  -----------
  GAAP capital                                   $1,765   $1,765      $1,765
  Nonallowable capital                               --       --        (212)
  Additional capital items:
    General valuation allowances - limited*          --       --         227
                                                 ------   ------      ------
  Regulatory capital                              1,765    1,765       1,780
  Minimum capital requirement                       411      822       1,445
                                                 ------   ------      ------
  Regulatory capital - excess                    $1,354   $  943      $  335
                                                 ======   ======      ======

--------------------------------------------------------------------------------

     Institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2.0% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     As the preceding table demonstrates, at December 31, 1996 Baltimore American exceeded its tangible, core and risk-based regulatory capital requirements. See Note 19 to Consolidated Financial Statements.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to it quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Savings Bank has determined that, on the basis of current financial data, it would not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable standards for savings associations, FIRREA authorizes the Director of OTS to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     OTS staff policies specify that savings institutions failing any one of their minimum regulatory capital requirements may not increase their total assets during any quarter in excess of an amount equal to net interest credited during the quarter. Under these policies, institutions that have submitted capital plans that are rejected by the District Director or that have had capital plans approved but do not meet the targets or requirements of the capital plan may not make any new loans or investments except with the prior written approval of the District Director. Such approval will only be granted when the proposed loan or investment is reasonable in the context of the institution's operations and does not significantly increase the risk profile of the savings institution.

     The Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited. In addition, savings institutions not in full compliance with capital standards then applicable would be subject to a capital directive which may include such restrictions, including restrictions on the payment of dividends and on compensation, as deemed appropriate by the Director of OTS. The Director of OTS is directed to treat as an unsafe and unsound practice any material failure by a savings institution to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on branching or on the activities of the institution, to restrictions on the ability to obtain FHLB advances, to termination of insurance of accounts following appropriate proceedings, to the appointment of a conservator or receiver. A savings institution not in full compliance with the capital standards could apply for a further limited exemption from sanctions. If the exemption is granted, the savings institution would still remain subject to restrictions on growth.

     In addition to the limitations on asset growth, an institution not in capital compliance is subject to the following restrictions: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the institution may no longer accept or renew any brokered deposits without FDIC permission; (iii) the institution will be subject to higher OTS assessments as a capital-deficient institution; and (iv) the institution may not make any capital distributions without prior written approval.

ENFORCEMENT
-----------

     Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

DEPOSIT INSURANCE
-----------------

     The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at such a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Using the same percentage criteria as under the prompt corrective regulatory action regulations, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Savings Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Savings Bank incurred an after-tax expense of $138,941 during the quarter ended September 30, 1996.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for the well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF member institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by FICO, an agency of the federal government established to finance takeovers of insolvent thrifts.
During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     SAIF members are generally prohibited from converting to BIF members or merging with or transferring assets to a BIF member before the SAIF achieves the designated reserve ratio. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF to BIF conversion transaction is required to pay an exit fee to the SAIF and an entrance fee to the BIF. A savings institution may adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2.0% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. the FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2.0% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings institution is meeting the Tier 1 capital requirement for state non-member banks of 4.0% of total assets for all but the most highly rated state non-member banks.


LIMITS ON LOANS TO ONE BORROWER. The Home Owners' Loan Act ("HOLA"), as amended by FIRREA, provides that the loans-to-one-borrower limits applicable to national banks apply to savings associations in the same manner and to the same extent. Previously, the Savings Bank was generally authorized to make loans to one borrower, including related entities, in an amount equal to the lesser of 10.0% of deposits or 100% of regulatory capital. Under the new limits, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time generally shall not exceed 15.0% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. HOLA additionally authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     The OTS has taken the position that the new loans-to-one-borrower limits do not apply to loans and legally binding commitments outstanding as of the date of enactment of FIRREA. However, the aggregate principal balance of loans which exceeded the permissible limits on the effective date cannot be increased and the institution must use its best efforts to reduce its interest therein in order to bring such loans into compliance with the new standard. The loans-to-one-borrower limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the association in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings institution is not placed in a more detrimental position as a result of the sale. Management believes that the loans-to-one-borrower limits imposed by FIRREA will not have a significant impact on the operations of the Savings Bank.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10.0% stockholder of a savings association and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus, unless the institution has less than $100 million in deposits and meets or exceeds all regulatory capital requirements in which case the aggregate limit may be increased by resolution of the Board of Directors to no more than two times unimpaired capital and surplus.
Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5.0% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings associations are further subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks.
Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972(i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.


     REAL ESTATE LENDING POLICIES. Under OTS regulations which became effective March 19, 1994, savings associations must adopt and maintain written policies that establish appropriate limits and standards of extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%;
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     STANDARDS FOR SAFETY AND SOUNDNESS. Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have recently adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Savings Bank has not been advised that it does not meet the standards which have been adopted.

     PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action if an institution failed to satisfy certain minimum capital requirements. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is:
(i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses.
The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5.0% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities and possible replacement of directors and officers. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2.0% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings association is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it is not required to submit a capital restoration plan if it is undercapitalized, and it will not be subject to the restrictions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     The OTS has adopted regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, the OTS will measure a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "Undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital minus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Savings Bank is classified as "adequately capitalized" under the new regulations.

   FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of net transaction accounts, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996, the Savings Bank met its reserve requirements.

   CAPITAL DISTRIBUTION REGULATIONS. Federal regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Savings Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice but without OTS approval, to make capital distributions during a calendar year in the amount equal to the higher of 75% of its net income over the most recent four-quarter period, or up to 100% of is net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital exceeded its fully phased-in capital to assets ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings institution's level of risk-based capital. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At December 31, 1996, the Savings Bank exceeded its fully phased-in capital requirements.

FEDERAL AND STATE TAXATION
--------------------------

   FEDERAL TAXATION. Bank holding companies and thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, institutions such as Baltimore American which met certain definitional tests and other conditions prescribed by the Code formerly benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by certain interests in real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was required to be based upon either (a) actual loss experience or (b) a percentage of taxable income before such deduction.

   QFH files its consolidated federal income tax returns on a calendar year basis. The Savings Bank has historically elected to use the method which has resulted in the greatest tax deduction.

   Earnings appropriated to Baltimore American's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Savings Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

   Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Savings Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Savings Bank has provided deferred taxes for the amount of the recapture.

   Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Savings Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

   STATE TAXATION. QFH is subject to the provisions of the Maryland Income Tax Code in the same general manner as other corporations. The Maryland code does not permit consolidated returns. The State of Maryland imposes a franchise tax upon thrift institutions computed at a rate of 7% of the net earnings of the thrift institution. For the purpose of the 7% franchise tax, net earnings are defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions.

EMPLOYEES
---------

   As of December 31, 1996, Baltimore American had 14 full-time and no part-time employees. The employees are not represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS OF QFH
-------------------------

   RICHARD W. KRAUS, age 41, has been with the Savings Bank since November 1988 and became President and Chief Executive Officer (CEO) of the Savings Bank in December 1990. From November 1988 to December, 1990 he had served as Executive Vice President of Operations. He has served as a Director since December 16, 1988. In 1995, Mr. Kraus was presented the President's Citation in recognition of his commitment to building strong communities and the City of Baltimore Mayor's Citation for his contributions to the civic welfare of Baltimore's municipality and his continuing public service.

   Elisa S. Conn has been with the Bank since December 1988, and served as Administrator of Lending and Chief Underwriter. In November 1993, Ms. Conn was promoted to Vice President of the Bank. Ms. Conn has an FHA direct endorsement and is VA automatic underwriter for the Bank. Ms. Conn has a diverse background in all aspects of banking, as well as in mortgage banking.

ITEM 2.  PROPERTIES
-------------------

   Baltimore American's office, located at 4023 Annapolis Road in Baltimore, Maryland, was opened in 1956 and has 3,725 square feet. This facility is owned by the Savings Bank.

   Baltimore American's origination offices, located at 609 Bosley Avenue in Towson, Maryland, and 14300 Gallant Fox Lane, Bowie, Maryland, were opened in February and November, 1993, and have 900 square feet and 1100 square feet, respectively. These facilities are leased by the Savings Bank. During the first quarter 1995, Baltimore American opened an additional loan origination office located at 2708 Dillon Street, Baltimore, Maryland.

   The Savings Bank owns various computer equipment pertaining to mortgage banking and servicing divisions, and bookkeeping and accounting equipment and utilizes the services of the NCR Corporation, Columbia, Maryland for its data processing needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

   Baltimore American is not engaged in any legal proceedings of a material nature at the present time. From time to time it is a party to legal proceedings in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

   At the present time, there is not an established market in which shares of QFH's capital stock are regularly traded, nor are there any uniformly quoted prices for the trading of such shares. However, during 1996, trades known to the Savings Bank's management have occurred at prices at and between $8.50-$9.50 per share. As of December 31, 1996, the Savings Bank had 108 stockholders.

   During 1995 and 1994, prior to the formation of QFH, the Savings Bank paid dividends totalling $0.13 per share and $0.26 per share respectively. No dividends were paid subsequent to the reorganization. While no assurance can be given that QFH will experience results of operations sufficient to enable the payment of dividends to stockholders, it is the intention of the Board of Directors to pay small dividends in any year in which earnings exceed the on-going regulatory and economic needs for increased capital.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                           At December 31,
                           -------------------------------------------------------------------------------
                                1996             1995             1994            1993           1992
                           ---------------  ---------------  --------------  --------------  -------------
Total interest income        $ 2,192,887      $ 2,168,166      $ 2,135,458     $ 2,168,003    $ 2,119,364

Total interest expense         1,398,965        1,280,554        1,039,975       1,123,010      1,313,698

Net income (loss)               (366,248)        (298,205)         127,636         251,153        202,187

Loans receivable, net         20,473,502       22,006,556       20,390,223      18,064,426     19,866,153

Investment Securities            920,187          564,927          450,387         565,621        545,519

Total assets                  27,341,505       28,983,726       27,017,858      27,129,235     25,637,737

Deposits                      24,889,630       24,546,708       21,786,784      22,581,433     23,036,228

Federal Home Loan Bank
 advances                        450,000        2,000,000        2,500,000       1,800,000             --

Other borrowings                  18,000           27,000           36,000          45,000         54,000

/1/Regulatory capital          1,764,775        2,102,334        2,555,486       2,752,725      2,246,119

Total number of branches            1                1                 1               1              1

Total number of loan
 origination offices                4                4                 3               2              1

___________________________

/1/ Regulatory capital represents core capital as defined under the OTS risk-based capital guidelines for the years ended December 31, 1992 through 1996. The risk-based capital guidelines required savings banks to maintain total capital equal to 6.4% of risk-weighted assets until December 30, 1990; then 7.2% until December 31, 1993 and will now remain at 8.0% of risk-weighted assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

INTRODUCTION

   Baltimore American was chartered by the State of Maryland in October 1956, and on July 31, 1987 received a federal charter for conversion to a federal mutual savings bank. On July 29, 1988, the Savings Bank was converted to a federal stock savings bank, known as Baltimore American Savings Bank, F.S.B. On July 12, 1995, the Savings Bank was party to a reorganization which resulted in the formation of QFH and the Savings Bank became the sole subsidiary of QFH. Baltimore American's mission is to provide people with a safe place to deposit their money, to provide a means for transferring their money in an efficient manner and to prudently satisfy their financial needs. This mission helps to assure that the collective wealth of the Savings Bank's community is put to efficient use in a safe way. QFH and the Savings Bank are located at 4023 Annapolis Road, Baltimore, Maryland.

   Baltimore American performs its basic functions by attracting deposits from the general public and originating mortgage loans on owner-occupied single family residences, non-owner occupied investment properties, and to a lesser extent on commercial real estate. Baltimore American also makes loans for the construction of residential and commercial properties, consumer loans, and commercial business loans. The principal sources of funds for Baltimore American's lending activities include deposits received from the general public, principal amortization and prepayment of loans and borrowings from the FHLB of Atlanta and other sources. Baltimore American's primary sources of income are interest on loans and investments, and revenues on loans originated for investors in the secondary market. Baltimore American invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations. Baltimore American's principal expenses are interest paid on deposit accounts and borrowings, and normal operating expenses.

   Baltimore American's operations are conducted through its headquarters and main branch located at 4023 Annapolis Road, Baltimore, Maryland and loan origination offices located at 609 Bosley Avenue, Towson, Maryland, 14300 Gallant Fox Lane, Bowie, Maryland and 2708 Dillon Street, Baltimore, Maryland.

   This discussion should be read in conjunction with the consolidated financial statements and the selected financial data presented elsewhere in this annual report. Management's discussion concerns the general business dynamics of banking as well as the Savings Bank's financial condition and results of operations.

ANNUAL OVERVIEW

   As of December 31, 1996, QFH posted a $366,248 loss as compared to a loss of $298,205 and net income of $127,636 in 1995 and 1994, respectively.

   The decline in earnings in 1994 was primarily the result of the drastic decline in mortgage originations by the Savings Bank. In 1995, the Savings Bank made a significant provision for loan losses in relation to its high level of nonperforming assets which, in conjunction with the decline in mortgage originations, impacted earnings. In 1996, the Company incurred a before-tax charge of $138,941 as the result of the imposition of a special assessment by the FDIC to recapitalize the Savings Association Insurance Fund (SAIF), which significantly impacted earnings. The Savings Bank made a significant provision for loan losses as well, which further impacted earnings. Although management and the Board have made and will continue to make extraordinary efforts in the disposition of the real estate owned, the results are obscured and will continue to be obscured until the real estate owned is sold.

   While no assurances as to future success can be made, Management and the Board of Directors believe that the current problems facing the Savings Bank can only be resolved over time and they will continue their strategic plan to bring success to the Savings Bank in the future.

FINANCIAL CONDITION

   Total assets decreased by $1,642,221 or 5.6% during 1996 primarily due to the decrease in loans receivable, net, which was the result of a decrease in the number of loans originated in the Savings Bank's portfolio and early loan payoffs. "Table 10. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of Baltimore American.

   The decrease in cash and due from banks is primarily due to the reclassification of $298,000 in CD's from cash and cash equivalents to nonliquid investments and a $201,962 or 82.8% decrease in the Bank's account at the Federal Reserve. This account is used for cash deposits and withdrawals for most of the Bank's deposit and lending activities. Therefore, the balance in this account is sensitive to the level and timing of transactions in the last few days of the year.

--------------------------------------------------------------------------------

                                    TABLE 10
                             Utilization of Assets

--------------------------------------------------------------------------------

                                            1996         1995           Difference
                                       -----------  -----------  --------------------
Cash and due from banks                $   450,230  $ 1,063,563  $  (613,633)   (57.7)%
Federal funds sold                         465,530      509,018      (43,488)  (  8.5)
Investment securities                      920,187      564,927      355,260     62.9
Loans receivable, net                   20,473,502   22,006,556   (1,533,054)    (6.9)
Secondary market funding receivable        522,763      525,732       (2,969)    (0.5)
Foreclosed real estate                   2,910,493    2,787,875      122,618      4.4
Other assets                             1,598,800    1,526,055       72,745      4.7
                                       -----------  -----------  -----------   ------
                                       $27,341,505  $28,983,726  $(1,642,221)    (5.6)%
                                       ===========  ===========  ===========   ======

--------------------------------------------------------------------------------

  The slight decrease in secondary market funding receivable is primarily the result of the level and timing of transactions with the investor.

   In 1996, loan originations increased by approximately 26% from 1995. This increase was the result of concentrating originations in the areas of nonconforming paper, which is typcially more risky than conforming paper but which risk is mitigated by little or no recourse to the originator. Nonconforming paper in the mortgage industry are loans that do not conform to Fannie Mae, Freddie Mac, FHA and VA guidelines. The Savings Bank will continue this trend of originating nonconforming paper during 1997 and expects an increased in the level of activity over 1996. The secondary market receivable consists of residential mortgage loans originated for the secondary market, under previously arranged purchase agreements, and are typically collected within 30 days of closing. In 1995, the loan origination volume decreased by 50% from 1994 from the impact of the devastating decline in the real estate residential mortgage market. The decreased activity was primarily the result of two factors. First was the significant lack of demand for residential mortgage refinancing after the 1993 boom. Second was the lack of demand for new home purchases generated by the fear associated with high levels of unemployment in our primary lending markets.

   As of December 31, 1996, foreclosed real estate consists of $1,307,098, representing a strip shopping center and commercial land; and $1,603,395 in foreclosed residential properties, compared to $1,524,583 and $1,425,217 respectively as of December 31, 1995 and 1994. The slight increase of $122,618 or 4.4% in foreclosed real estate is the result of foreclosing on three additional residential properties within the Baltimore City/County market and the renovation of previously acquired real estate owned properties in preparation for disposition.

   Prior to June 18, 1993, the Bank was a participant in a commercial loan secured by certain commercial real estate known as Sheridan Station Shopping Center (Sheridan Station). The Bank owned a 61% interest in the loan and United Savings Bank (United), the lead lender, owned the remaining 39% interest.

   On June 18, 1993, United and Baltimore American foreclosed on the property as a result of the borrowers' failure to pay in accordance with the applicable loan agreement. At that time, the Bank took its proportional 61% interest in Sheridan Station. On July 30, 1990, United was declared insolvent by the Office of Thrift Supervision and its assets, including its 39% interest in Sheridan Station, were turned over to the Resolution Trust Corporation (RTC) for disposition. On June 25, 1993, the Bank acquired the RTC's 39% interest in Sheridan Station for $174,890. As a result of this transaction, the Bank became the sole owner of the property.

   As of December 31, 1996, the center was seventy-two percent (72%) leased. During 1996, the center generated operating income of $215,342 and operating expenses of $101,130, for a pre-tax income of $114,211, which is included as other operating income in the consolidated statement of operation for the year ended December 31, 1996. During 1995, the center generated operating income of $147,669 and operating expenses of $69,479, for a pre-tax income of $78,190, which is included as other operating income in the accompanying consolidated statement of operation for the year ended December 31, 1995. During 1994, the center generated operating income of $170,820 and operating expenses of $105,596 for a pre-tax income of $65,224.

   Management is actively marketing this property. Management intends to sell the property as soon as a viable buyer is identified. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized. Management, after reviewing appraisals of the property, believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of December 31, 1996.

   In addition, the Savings Bank's $1,185,207 investment in Sheridan Station must be deducted from total capital beginning in June 1998. If the Savings Bank were required to deduct Sheridan Station from total capital, the Savings Bank would no longer be in compliance with OTS risk-based capital requirements and would become subject to significant restrictions on its operations. Depending on its capital levels at the time, the Savings Bank could become subject to more severe sanctions including conservatorship or receivership which would generally result in a complete loss of the Company's investment in the Savings Bank. Although management of the Savings Bank is working to dispose of its foreclosed properties and to resolve its nonperforming assets, stockholders should be aware that the future results of operations of the Savings Bank, its compliance with regulatory capital requirements and its ability to continue as a going concern are all subject to the satisfactory disposition of these foreclosed properties and nonperforming assets.

   The increase in foreclosed properties is a result of an increase in foreclosures resulting from the continuing economic difficulties in the Savings Bank's primary service area. Management and the Board of Directors believe that these local economic difficulties will continue in the immediate future. As a result, it is likely that the Bank will continue to experience high levels of nonperforming assets. As of December 31, 1996, Management and the Board of Directors believe that the allowance for loan losses is adequate to absorb future losses resulting from current economic conditions. However, no assurance can be given that future losses on loans outstanding at December 31, 1996, will not exceed the allowance provided at that date.

   Total liabilities decreased by $1,284,973 or 4.80% during 1996 primarily due to the repayment of advances in the amount of $1,550,000 to Federal Home Loan Bank (see "Table 11. Source of Funds").

   Deposits remained relatively stable as a result of Management attempting to maintain the yields paid on deposits as other institutions raised their yields.

--------------------------------------------------------------------------------

                                   TABLE 11
                                Source of Funds

--------------------------------------------------------------------------------

                           1996         1995           Difference
                        -----------  -----------  ---------------------
Deposits                $24,889,630  $24,546,708  $   342,922     1.39%
Accrued expenses             89,887      203,431     (113,544)  (55.81)
Other liabilities            63,149       18,500       44,649   241.35
Advances from FHLB          450,000    2,000,000   (1,550,000)  (77.50)
Other borrowed money         18,000       27,000       (9,000)  (33.33)
                        -----------  -----------  -----------   ------
                        $25,510,666  $26,795,639  $(1,284,973)   (4.80)%
                        ===========  ===========  ===========   ======

--------------------------------------------------------------------------------

   Advances from the Federal Home Loan Bank represents a $3,000,000 line of credit which is secured by a portion of the Bank's residential mortgage portfolio. Management uses this line of credit from time to time to fund short-term liquidity needs arising from the secondary market origination activities as well as a back-up liquidity source to meet depositor needs. As of December 31, 1996 and 1995, there were advances of $450,000 and $2,000,000, respectively. The effective interest rate was 6.95% and 6.10%, the maximum outstanding balance was $759,178 and $2,500,000, and the average outstanding balance was $160,574 and $2,458,333 for the years ended December 31, 1996 and 1995, respectively.

Liquidity

   Adequate liquidity must be maintained to fund deposit withdrawals, to meet customers' borrowing needs, to take advantage of investment opportunities, to fund closings of mortgages originated for the secondary market, and to maintain the required levels of reserves. On the asset side, the primary sources of liquidity are interest bearing deposits with other banks, federal funds sold, and scheduled repayments on outstanding loans. On the liability side, the primary sources of liquidity are deposit growth and the line of credit with the Federal Home Loan Bank.

   Management evaluates the Savings Bank's liquidity position on a daily basis to maintain a level conducive to efficient operations and to satisfy regulatory requirements. Attention is directed primarily to assets and liabilities that mature or can be repriced within a period of 30 to 365 days. The Savings Bank matches the maturities, to the extent possible, of its assets and liabilities to minimize variability in net interest income; this practice helps to minimize interest rate risk. Prudent risks are taken, however, by leaving certain assets and liabilities unmatched in an effort to benefit from the interest rate sensitivity inherent in the U.S. monetary system.

   The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required level of short-term liquidity is 1%. The liquidity level of Baltimore American, as measured for regulatory purposes, was 7% at December 31, 1996, for both the long-term and short-term regulatory requirements. Management believes the Savings Bank can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.

Asset/Liability Management

   The concept of asset/liability management originated when rising interest rates in the 1970's produced drastically lower margins and reduced earnings of banks throughout the country, which continued into the 1980's. It is important to stress that this concept is not just a "tool of management" but is the essence of successfully operating a financial institution. Interest rate sensitivity is a primary and vital component of asset/liability management, but is not the sole determinant in operating a profitable savings bank.

   Management has attempted to develop and implement effective Asset/Liability Management policies. Predicting changes in interest rate margins caused by changes in general interest rates is a very imprecise art, primarily due to the perception of the customer. Whether interest rates move up or down, the customer will make changes in deposit and loan accounts for his own economic benefit. Due to this uncontrollable variable, Management attempts to operate the Savings Bank within self-imposed interest rate risk limits.

   When outside these limits, Management tries to bring the asset/liability mix back into line by increasing or restricting the number of fixed-rate loans, by initiating 3-5 year calls on fixed loans, using adjustable mortgages, adjusting maturities on investments or changing the liability (deposit) mix.

Capital Resources

   In 1996, QHF's capital position was $1,764,775 as compared to a capital position of $2,102,334 in 1995. This decrease in capital was the direct result of a $366,248 loss in net income primarily attributable to the after tax charge of $138,941 resulting from the imposition of a special assessment by the FDIC to recapitalize the Savings Association Insurance Fund (SAIF) and the significant provision for loan losses. "Table 12. Return on Equity and Assets" summarizes the 1996 and 1995 results of operation.

--------------------------------------------------------------------------------

                                    TABLE 12
                          Return on Equity and Assets

--------------------------------------------------------------------------------

                                            1996         1995       1994
                                          --------      -------     -----
  Return (Loss) on assets                   (1.34)%      (1.03)%     0.5 %
  Return (Loss) on Stockholders'
   Equity                                  (17.42)      (13.63)      5.0
  Stockholders' equity as a percentage
    of assets                                 6.7          7.6       9.5
  Dividend payout ratio                        --           --      23.3

--------------------------------------------------------------------------------

   Under OTS capital regulations, the Savings Bank may be required to deduct the amount of its investment in foreclosed property from total capital if such property has not been disposed of within five years of their acquisition unless the OTS grants an extension of time for the dispostion of such properties. At December 31, 1996, the Savings Bank was required to deduct $211,853 in investment in forecosed real estate from total capital because such property has been held for more than five years.

  As of December 31, 1996, the most recent notification from the OTS categorized the Savings Bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution category.

  Baltimore American exceeds all the regulatory requirements for capital. Management continually reviews and identifies areas of growth opportunity. The various methods for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Savings Bank.



RESULTS OF OPERATIONS

  In 1996, Baltimore American reported a net loss of $366,248, compared to a net loss of $298,205 and net income of $127,636 for 1996 and 1995 respectively. The higher net loss for QFH is primarily attributable to the before-tax charge of $138,941 (as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF). an increase in interest paid on deposits and short-term borrowings, an increase in the provision for loan loss, and a significant increase in other operating expenses. Stockholders lost $3.43 per share of common stock for the year ended December 31, 1996, as compared to a loss of $2.69 and earnings of $1.12 per share of common stock in 1995 and 1994 respectively.

  "Table 13. Operations Items" on the following page exhibits for the periods indicated certain consolidated statement of operations items which contributed to the decrease in stockholders' equity.


Net Interest Income

  Net interest income is the foundation of Baltimore American's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings.

  Net interest income for 1996 decreased by $93,690 or 10.55%, as compared with a decrease of $207,871 or 18.98% for 1995. The decrease in net interest income is the direct result of the increase in yields paid on deposits and short-term borrowings and the impact on interest income resulting from nonperforming loans.

  Interest income for 1996 increased moderately as a direct result of the increase in interest on federal funds sold. As of December 31, 1996, $643,057 of the Savings Bank's loan portfolio was accounted for on a nonaccrual basis, in comparison to $307,794 in 1995. Loans accounted for on the accrual basis but which were contractually 90 days or more past due were $1,378,084. The primary reason for the increase in nonperforming loans was the general economic condition of the Savings Bank's market area. According to the Regional Economic Studies Institute of Towson State University, the Baltimore area's economy grew significantly slower than the national economy over the past six years. The Baltimore area had a negative growth of -1.82% as compared with a 7.12% positive growth factor for the nation. If these nonperforming loans had performed in accordance with their contractual terms, additional interest income of $43,362 for 1996, $89,398 for 1995, and $111,733 for 1994 would have been recognized.

  Interest expense increased $118,411 or 9.25% during 1996 compared to an increase of $240,579 or 23.13% during 1995. The increase in interest expense is directly attributable to the increase in the yields paid on deposits and short-term borrowings.

--------------------------------------------------------------------------------

                                    TABLE 13

                          Summary of Operations Items

--------------------------------------------------------------------------------

                                          1996        1995           Difference          1995         1994         Difference
                                      -----------  -----------  -------------------   ----------   ----------  -------------------
INTEREST INCOME:
 Interest and fees on loans            $2,006,454   $2,036,975  $ (30,521)   (1.50)%  $2,036,975   $1,979,118  $  57,857     2.92%
 Other interest income                    186,433      131,191     55,242    42.11       131,191      156,340    (25,149)  (16.09)
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------
                                        2,192,887    2,168,166     24,721     1.14     2,168,166    2,135,458     32,708     1.53
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------

INTEREST EXPENSE:
 Interest on deposits                   1,384,193    1,119,063    265,130    23.69     1,119,063      983,712    135,351    13.76
 Other interest expense                    14,772      161,491   (146,719)  (90.85)      161,491       56,263    105,228   187.03
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------
                                        1,398,965    1,280,554    118,411     9.25     1,280,554    1,039,975    240,579    23.13
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------

PROVISION FOR LOAN LOSSES                 143,674      585,918   (442,244)  (75.47)      585,918      132,431    453,487   342.43
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------
OTHER INCOME:
 Fees on loans originated for others      115,179       91,317     23,862    26.13        91,317      192,928   (101,611)   52.67
 Other operating income                   272,559      177,774     94,785    53.32       177,774      135,558     42,216    31.14
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------
                                          387,738      269,091    118,647    44.09       269,091      328,486    (59,395)  (18.08)
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------

OTHER EXPENSES:
 Salaries, benefits and payroll taxes     533,014      531,669      1,345     0.25       531,669      542,872    (11,203)   (2.06)
 Other operating expenses                 936,692      595,321    341,371    57.34       595,321      552,474     42,847     7.76
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------
                                       $1,469,706   $1,126,990  $ 342,716    30.41%   $1,126,990   $1,095,346  $  31,644     2.89%
                                       ----------   ----------  ---------   ------    ----------   ----------  ---------   ------

--------------------------------------------------------------------------------

Provision for Loan Losses

   In recognition of the nonperforming loans, and the inherent risk in lending, Management has established an allowance for loan losses. The allowance for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). The provision for loan losses is further elaborated in Note 1. Loans and Allowances for Loan Losses. The provision for loan losses for the year ended December 31, 1996 was $143,674, compared to $585,918 and $132,431 for the years ended December 31, 1995 and 1994, respectively. "Table 14. Summary of Loan Loss Experience" illustrates Baltimore American's loan loss experience for the years ended December 31, 1996 and 1995.

--------------------------------------------------------------------------------

                                    TABLE 14

                        Summary of Loan Loss Experience

--------------------------------------------------------------------------------

                                                      1996        1995
                                                    ---------   ---------
    Balance, January 1                              $ 447,226   $ 175,824

    Charge-offs                                      (251,734)   (321,458)
    Recoveries                                         27,496       6,942
                                                    ---------   ---------
       Net charge-offs                               (224,238)   (314,516)

    Provision charged to expense                      143,674     585,918
                                                    ---------   ---------
    Balance, December 31                            $ 366,662   $ 447,226
                                                    =========   =========

    Net charge-offs to average loans outstanding       1.06%       1.43%
                                                    =========   =========

--------------------------------------------------------------------------------

   The allowance for loan losses was 1.79% and 2.03% of total loans outstanding as of December 31, 1996 and 1995, respectively. The increase in the provision for loan losses in 1996 is primarily due to Management and the Board of Directors' continuing efforts to establish prudent reserves as a result of the soft real estate market, poor local economic conditions and the current regulatory environment, in which the regulators have applied conservative criteria in assessing the adequacy of the provisions for possible loan losses. This reserve also provides for a contingency against the number of nonaccrual loans. Management and the Board of Directors believe the current level of loan loss reserves are adequate in comparison to the risk of the asset portfolio.

Other Income

   Other income increased by $118,647 or 44.09% in 1996 compared to a decrease of $59,395 or 18.08% in 1995. Fees on loans originated for others increased by $23,862 or 26.13% compared to a decrease of $101,611 or 52.67%. The primary reason for the increase in revenues is the result of concentrating originations in the areas of nonconforming paper, which is typically more risky than conforming paper but which risk is mitigated by little or no recourse to the originator.

   Other operating income increased $94,785 or 53.32% as compared to an increase of $42,216 or 31.14% in 1995. Other income increased as a result of net operating income in the amount of $114,211 generated by the operation of Sheridan Station as discussed above, an increase in customer service fees, and the gain on the sale of real estate owned.

Other Expense

   Other expense increased significantly by $342,716 or 30.41% in 1996 as compared to an increase of $31,644 or 2.89% in 1995. This significant increase is the result of imposed regulatory costs and the required services of attorneys and accountants in operating the Savings Bank.

   Employee compensation slightly increased by $1,345 or 0.25%.

   Professional fees significantly increased $74.963 or 56.18% in 1996 as compared with a decrease of $28,986 or 17.85% in 1995. This significant increase is the result of the Savings Bank defending itself against litigation and the resolution of certain supervisory issues including the termination of the Memorandum of Understanding to which the Savings Bank was formerly subject. Insurance costs increased $150,567 or 186.80% as compared to a decrease of $12,249 or 13.19% in 1995. The increase was primarily due to the before-tax charge of $138,941 [as the result of the imposition of a special assessment by the FDIC to recapitalize the Savings Association Insurance Fund (SAIF)]. Supplies, postage and office expenses increased $21,496 or 22.73% in 1996 as compared with a decrease of $13,281 or 12.31% in 1995. The increase was primarily due to the increase in business on the secondary market and costs associated with litigation. Occupancy expense increased $16,433 or 24.09% as a result of re-activating operations at the Bowie office and opening the Dillon Street location. Other expenses increased by $59,802 or 33.78% primarily as a result of increased costs in (1) marketing and advertising in order to generate increased business; operating the ATM; additional REO; and increased travel costs resulting from litigation (see Note 16 to the Consolidated Financial Statements).

Provision For Taxes

   The Savings Bank's effective tax rate varies with changes in corporate tax rates and certain local tax credits (see Note 17 to the Consolidated Financial Statements). Provision for income taxes was a benefit of $65,472 in 1996, as compared to a tax benefit of $258,000 in 1995. The tax benefit is the direct result of the net loss posted by QFH. However, the decrease in the benefit received was the result of tax rules governing the carrying back of losses.

   In February 1992, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards 109 (SFAS 109), which provides new guidelines for accounting for income taxes. Under these guidelines, deferred income tax amounts will be adjusted annually to reflect current statutory tax rates with the difference being charged against or credited to income in the current period. SFAS 109 became effective for the Savings Bank on January 1, 1993; the adoption did not have a material impact on the financial position of the Savings Bank.


IMPACT OF INFLATION AND CHANGING PRICES

   The impact of inflation on the Savings Bank is reflected primarily in the increased cost of operations. A portion of these increased costs are generally passed on to customers in the form of increased service fees. Because the Savings Bank's assets and liabilities are virtually all monetary in nature, reinvestment and prepayment rate fluctuations more significantly impact the Savings Bank's performance than the effects of inflation. Volatile interest rate environments require management to maintain acceptable levels of liquidity and to maintain proper maturity structure of the Savings Bank's assets and liabilities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------



                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

                         INDEPENDENT AUDITOR'S REPORT
                                      AND
                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

                               DECEMBER 31, 1996


                               TABLE OF CONTENTS



Independent Auditor's Report

Financial Statements
--------------------

   Consolidated Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Changes in Stockholders' Equity

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders of
Quantum Financial Holdings, Inc.


    We have audited the accompanying consolidated balance sheet of Quantum Financial Holdings, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Quantum Financial Holdings, Inc. and subsidiary as of December 31, 1995 and for the years ended December 31, 1995 and 1994, were audited by other auditors whose report dated March 8, 1996, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Financial Holdings, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Wooden & Benson, Chartered


March 31, 1997
Baltimore, Maryland

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Quantum Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Quantum Financial Holdings, Inc. (a Maryland corporation) and subsidiary as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Financial Holdings, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Baltimore, Maryland,
  March 8, 1996

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                          ASSETS                                 1996          1995
                                                             ------------  ------------
Cash and due from banks                                      $   450,230   $ 1,063,563
Federal funds sold                                               465,530       509,018
                                                             -----------   -----------
Total cash and cash equivalents (Notes 1 and 9)                  915,760     1,572,581

Investment securities held to maturity (Notes 1, 2 and 9)        920,187       564,927
Accrued interest receivable (Notes 3 and 9)                      278,140       249,527
Secondary market funding receivable (Notes 1 and 9)              522,763       525,732
Loans receivable, net (Notes 1, 4, 8, 9 and 10)               20,473,502    22,006,556
Residential real estate owned (Note 1)                         1,603,395     1,524,583
Commercial real estate owned (Notes 1 and 5)                   1,307,098     1,263,292
Federal Home Loan Bank stock (Note 9)                            169,100       165,000
Premises and equipment, net (Notes 1 and 6)                      426,125       381,971
Other assets (Notes 1 and 17)                                    725,435       729,557
                                                             -----------   -----------

Total assets                                                 $27,341,505   $28,983,726
                                                             ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
-----------
  Savings and NOW deposits                                   $ 6,837,498   $ 6,695,883
  Other time deposits                                         18,052,132    17,850,825
                                                             -----------   -----------
Total deposits (Notes 7 and 9)                                24,889,630    24,546,708
  Federal Home Loan Bank advances (Notes 8 and 9)                450,000     2,000,000
  Accrued expenses                                                89,887       203,431
  Other liabilities                                               63,149        18,500
  Other borrowed money (Notes 8 and 9)                            18,000        27,000
                                                             -----------   -----------
Total liabilities                                             25,510,666    26,795,639

Commitments and contingencies (Note 18)
Stockholders' equity (Notes 1, 11, 12, 13 and 19)
--------------------
  Common stock, par value $.01 per share; 5,000,000
    shares authorized, 106,924 shares
    issued and outstanding                                         1,069         1,069
  Additional paid-in capital                                     700,205       700,205
  Retained earnings (Note 13)                                  1,147,565     1,513,813
                                                             -----------   -----------
                                                               1,848,839     2,215,087
  Deferred compensation (Note 11)                                (18,000)      (27,000)
                                                             -----------   -----------

Total stockholders' equity                                     1,830,839     2,188,087
                                                             -----------   -----------

Total liabilities and stockholders' equity                   $27,341,505   $28,983,726
                                                             ===========   ===========

  The accompanying notes to financial statements are an integral part of these statements.

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      1996         1995         1994
                                                   -----------  -----------  ----------
Interest Income
---------------
    Interest and fees on loans (Notes 1 and 4)     $2,006,454   $2,036,975   $1,979,118
    Interest on investment securities                 106,921      108,584      135,583
    Interest on federal funds sold                     79,512       22,607       20,757
                                                   ----------   ----------   ----------
  Total interest income                             2,192,887    2,168,166    2,135,458

Interest Expense
----------------
    Interest on deposits                            1,384,193    1,119,063      983,712
    Other interest expense                             14,772      161,491       56,263
                                                   ----------   ----------   ----------
  Total interest expense                            1,398,965    1,280,554    1,039,975

  Net interest income                                 793,922      887,612    1,095,483
  Provision for loan losses                           143,674      585,918      132,431
                                                   ----------   ----------   ----------
  Net interest income after provision
    for loan losses                                   650,248      301,694      963,052

Other Income
------------
    Fees on loans originated for others, net of
      related commissions and payroll taxes
      (Notes 1 and 14)                                115,179       91,317      192,928
    Other operating income (Notes 5 and 15)           272,559      177,774      135,558
                                                   ----------   ----------   ----------
  Total other income                                  387,738      269,091      328,486

General and Administrative Expenses
-----------------------------------
    Salaries, benefits and payroll taxes              533,014      531,669      542,872
    Other operating expenses (Note 16)                936,692      595,321      552,474
                                                   ----------   ----------   ----------
  Total general and administrative expenses         1,469,706    1,126,990    1,095,346
                                                   ----------   ----------   ----------

  Income (loss) before income taxes                  (431,720)    (556,205)     196,192
  Income tax expense (benefit) (Notes 1 and 17)       (65,472)    (258,000)      68,556
                                                   ----------   ----------   ----------

  Net income (loss)                                $ (366,248)  $ (298,205)  $  127,636
                                                   ==========   ==========   ==========

  Earnings (loss) per share (Note 1)                   $(3.43)      $(2.69)       $1.12
                                                   ==========   ==========   ==========

Weighted avg. number of shares outstanding            106,924      110,959      114,374
                                                   ==========   ==========   ==========

The accompanying notes to financial statements are an integral part of these statements.

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           Common Stock      Additional
                                                       --------------------
                                                                               Paid-in     Retained      Deferred
                                                        Shares   Par Value     Capital     Earnings    Compensation
                                                       --------  ----------  -----------  -----------  -------------
  Balance, December 31, 1993                           114,374      $1,144     $763,455   $1,728,988       $(45,000)
    Amortization of deferred compensation (Note 11)          -           -            -            -          9,000
    Net income                                               -           -            -      127,636              -
    Dividends paid, $.26 per share                           -           -            -      (29,737)             -
                                                       -------      ------     --------   ----------       --------

  Balance, December 31, 1994                           114,374       1,144      763,455    1,826,887        (36,000)
    Amortization of deferred compensation (Note 11)          -           -            -            -          9,000
    Redemption of shares held by dissident
      stockholders not re-issued (Note 1)               (7,450)        (75)     (63,250)           -              -
    Net loss                                                 -           -            -     (298,205)             -
    Dividends paid, $.13 per share                           -           -            -      (14,869)             -
                                                       -------      ------     --------   ----------       --------

  Balance, December 31, 1995                           106,924       1,069      700,205    1,513,813        (27,000)
    Amortization of deferred compensation (Note 11)          -           -            -            -          9,000
    Net loss                                                 -           -            -     (366,248)             -
                                                       -------      ------     --------   ----------       --------

  Balance, December 31, 1996                           106,924      $1,069     $700,205   $1,147,565       $(18,000)
                                                       =======      ======     ========   ==========       ========



 The accompanying notes to financial statements are an integral part of these statements.

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996          1995          1994
                                                         ------------  ------------  ------------
Cash Flows From Operating Activities
------------------------------------
    Net income (loss)                                    $  (366,248)  $  (298,205)  $   127,636
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
----------------------------------------------------
    Provision for loan losses                                143,674       585,918       132,431
    Loan fees deferred, net of costs                          22,706        34,945        72,065
    Amortization of deferred loan fees                       (60,994)      (61,514)      (79,176)
    Depreciation                                              58,535        47,035        28,508
    Decrease (increase) in accrued interest                  (28,613)       19,586       (53,927)
    Origination of loans sold on secondary market         (4,379,883)   (4,268,757)   (9,571,100)
    Proceeds from sale of loans on the secondary           4,382,851     4,117,652    12,543,036
    Gain on sale of real estate owned                        (31,095)            -             -
    Decrease (increase) in deferred income tax                21,308       (71,120)      113,366
    (Increase) in other assets                               (17,186)     (190,682)     (213,122)
    Increase (decrease) in accrued expenses
      and other liabilities                                  (68,895)       82,342      (114,627)
    Amortization of deferred compensation                      9,000         9,000         9,000
    Loss on employee advances                                 24,081             -             -
    Stock dividends received on Federal Home
      Loan Bank stock                                              -             -       (11,472)
                                                         -----------   -----------   -----------
Net cash provided by (used in) operating activities         (290,759)        6,200     2,982,618

Cash Flows From Investing Activities
------------------------------------
    Proceeds from maturing investment securities             266,000             -       308,280
    Purchases of investment securities                      (618,262)     (114,540)     (193,046)
    Purchases of FHLB stock                                   (4,100)      (16,100)            -
    Proceeds from sale of FHLB stock                               -             -        94,900
    Decrease (increase) in loans, net                      1,296,963    (2,175,681)   (2,451,119)
    Purchase of premises and equipment                       (81,688)     (196,314)      (44,327)
    Proceeds from sale of real estate owned                   64,419             -             -
    Investment in foreclosed real estate                     (73,316)     (129,951)      (98,226)
                                                         -----------   -----------   -----------
Net cash provided by (used in) investing activities          850,016    (2,632,586)   (2,383,538)

Cash Flows From Financing Activities
------------------------------------
    Increase (decrease) in deposits, net                     342,922     2,759,924      (794,649)
    Repayment of FHLB advances                            (1,550,000)     (500,000)   (2,300,000)
    Increase in short-term borrowings, net                         -             -     3,000,000
    Dividends paid                                                 -       (14,869)      (29,737)
    Debt repayment                                            (9,000)       (9,000)       (9,000)
    Redemption of stock                                            -       (63,325)            -
                                                         -----------   -----------   -----------
Net cash provided by (used in) financing activities       (1,216,078)    2,172,730      (133,386)
                                                         -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents            (656,821)     (453,656)      465,694

Cash and cash equivalents, beginning of year               1,572,581     2,026,237     1,560,543
                                                         -----------   -----------   -----------
Cash and cash equivalents, end of year                   $   915,760   $ 1,572,581   $ 2,026,237
                                                         ===========   ===========   ===========

Supplemental Disclosures
------------------------
Cash paid during the year for:
    Interest                                             $ 1,407,484   $ 1,280,554   $ 1,039,975
    Income taxes, net of refund                                   30      (112,478)       86,709
In-substance foreclosure on real estate                            -        77,977       386,277
Foreclosure on real estate                                    99,278       420,119     1,020,346

 The accompanying notes to financial statements are an integral part of these statements.

                QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                              BALTIMORE, MARYLAND

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Note 1 -  Summary of Significant Accounting Policies
          ------------------------------------------

            The accompanying consolidated financial statements include the accounts of Quantum Financial Holdings, Inc., and its wholly-owned subsidiary (together "the Company"), Baltimore American Savings Bank, FSB ("the Bank"). On July 12, 1995, the Company completed the acquisition of the Bank pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of the Company, a newly formed holding company. Under the terms of the Agreement and Plan of Reorganization, each outstanding share, other than shares as to which dissenters' rights were properly exercised, of the common stock, $1.00 par value per share, of the Bank ("the Bank's common stock") was converted into one share of the common stock $0.01 par value per share, of the Company and the former holders of the Bank's common stock became the holders of all the outstanding common stock of the Company. This transaction was accounted for as a pooling of interests. All material intercompany amounts have been eliminated.

            Quantum Financial Holdings, Inc. and subsidiary follow generally accepted accounting principles and reporting practices applicable to the savings and loan industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Current Operating Environment
          -----------------------------

            The Bank obtains deposits from the surrounding community and makes loans, primarily secured by real estate. The Bank has been adversely affected by the decline in the Baltimore/Washington regional economy. As a result, nonperforming assets were 17.78% and 10.70% as of December 31, 1996 and 1995, respectively. Such economic conditions will continue to place pressure on the Bank's earnings ability, traditional funding sources, capital adequacy, liquidity, levels of nonperforming assets and overall adequacy of the allowance for loan losses.

            In the opinion of management, the allowance for loan losses as of December 31, 1996 and 1995 is adequate. However, substantial risk and loss potential continues to exist in the loan portfolio, primarily because of continued poor economic conditions and a concentration of residential mortgage loans secured by properly located in declining neighborhoods in Baltimore City. Consequently, high levels of nonperforming assets may continue in the foreseeable future. These conditions in the loan portfolio have caused the Bank to foreclose on a number of properties and have created significant nonperforming assets. As a result of this, management has spent significant effort to minimize its losses on these assets. Present management has expertise in the construction business, and can perform improvements and get the properties in rental condition inexpensively. Present management has also been successful in obtaining tenants to rent some of these properties, with the rental income reducing the principal balance on the debt until the Bank can find a buyer for the property. There is no assurance that management will be able to continue this course of action with its foreclosed properties, that management's philosophy of handling these assets will not change, or that if there is a turnover of management, the new management will have the skills necessary to continue this course of action. If any of the above events should occur, additional loan loss reserves, or write-down of real estate owned may be required, and the additional amounts may be significant. As long as the level of nonperforming loans remains high, the results of operations of the Bank will continue to be adversely affected.

          Interest Rate Risk
          ------------------

            Net income is the foundation of the Bank's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings. As of December 31, 1996, the Bank had 40.70% of its outstanding loans which matured in one year or were variable rate loans which would reprice within one year. Also, as of December 31, 1996, 27.58% of its deposits had fixed rates which mature in greater than one year. As part of the Bank's management of interest rate risk, it balances its variable rate deposits and loans with its fixed rate loans and deposits.

          Cash and Cash Equivalents
          -------------------------

            Cash and cash equivalents included interest bearing deposits in other banks with original maturities of less than three months in the amount of $298,000 as of December 31, 1995. Cash and cash equivalents also includes federal funds sold.

          Investment Securities
          ---------------------

            The Bank carries investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires institutions to classify and account for debt and equity securities in one of three categories, as follows: 1) debt securities that an institution has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; 2) debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of stockholders' equity, net of the related income tax effect. As of December 31, 1996 and 1995, all investment securities held by the Bank were classified as held-to-maturity and recorded at amortized cost. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

          Loans and Allowance for Loan Losses
          -----------------------------------

            Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred loan fees. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in the periods in which they become known. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the interest is uncollectible.

            The Bank has adopted Statement of Financial Accounting Standards
          (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," as of January 1, 1995 (see Note
          4). The Bank evaluates loans to determine if impaired. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

            In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under lines of credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

          Secondary Market Funding Receivable
          -----------------------------------

            Secondary Market Funding Receivable consists of residential mortgage loans originated for the secondary market, under previously arranged purchase agreements. As of December 31, 1996 and 1995, secondary market receivables are carried at the lower of cost or market value. The pre-established purchase prices are at least equal to cost. Secondary market funding receivables are typically collected within thirty (30) days of closing.

          Real Estate Owned
          -----------------

            Real estate owned includes real estate on which the Bank has completed foreclosure proceedings. All foreclosed assets are held for sale. The Bank actively tries to dispose of the real estate held for sale, and expects to dispose of the property as soon as possible.

            Foreclosed assets held for sale are carried at the lower of cost or fair value less estimated selling costs. Cost is defined as the fair value of the assets foreclosed at the time of foreclosure, plus costs incurred subsequent to foreclosure, which are required to bring the property to its most marketable condition. During the holding period, management generally operates foreclosed property as rental properties. Valuations are periodically performed by management with the adjustment to the carrying value being charged to earnings in the period of the adjustment. Foreclosed assets are usually not depreciated.

          Federal Home Loan Bank Stock
          ----------------------------

            Federal Home Loan Bank (FHLB) stock consists of the Bank's required investment in FHLB common stock under the terms of its charter. The stock is carried at cost, which approximates market.

          Loan and Fee Income
          -------------------

            Interest on loans is accrued and credited to income based upon the principal outstanding. Loan fees, net of direct and incremental origination costs, are deferred over the life of the related loans and amortized using the effective interest rate method.

         Depreciation
         ------------

           Bank premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets. Building and improvements are depreciated over 19-40 years. Furniture and equipment are depreciated over 3-7 years.

         Income Taxes
         ------------

           Deferred income taxes are provided for income and expense items recognized in different periods for financial reporting purposes than for purposes of computing current income taxes payable. These temporary differences relate primarily to the provision for loan losses, deferred loan fees, and depreciation.

           Deferred income tax assets and liabilities are adjusted annually to reflect the effect, at current statutory tax rates, of the differences in income and expense recognition for book and tax purposes.

         Earnings (Loss) Per Share
         -------------------------

           Earnings (loss) per share are based upon the weighted average number of common shares outstanding during the periods.


Note 2 - Investment Securities Held to Maturity
         --------------------------------------

           As of December 31, 1996 and 1995, investment securities held to maturity consisted of:

                                                           1996
                                        -------------------------------------------
                                                     Gross       Gross
                                        Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains       Losses     Value
                                        ---------  ----------  ----------  --------
  Interest bearing deposits in other     $492,000    $  -        $  -      $492,000
  banks
  Corporate debt obligations              100,565        99       1,143      99,521
  U.S. Government obligations             327,622     2,495         822     329,295
                                         --------    ------      -------   --------
                                         $920,187    $2,594      $1,965    $920,816
                                         ========    ======      =======   ========

                                                           1995
                                        -------------------------------------------
                                                   Gross       Gross
                                        Amortized  Unrealized  Unrealized  Fair
                                        Cost       Gains       Losses      Value
                                        ---------  ----------  ----------  --------
  Interest bearing deposits in other     $293,000    $  -        $    -    $293,000
  banks
  Corporate debt obligations              100,035     2,110           -     102,145
  U.S. Government obligations             171,892     1,142           -     173,034
                                         --------    ------      ------    --------
                                         $564,927    $3,252      $    -    $568,179
                                         ========    ======      ======    ========

           As of December 31, 1996, investment securities mature in the following periods:

                                                  Amortized
                                                    Cost      Fair Value
                                                  ---------   ----------
                  Due in one year or less         $724,622     $726,295
                  Due in one-to-five years         145,644      145,248
                  Due in six-to-ten years           49,921       49,273
                                                  --------     --------
                                                  $920,187     $920,816
                                                  ========     ========

Note 3 -  Accrued Interest Receivable
          ---------------------------

           As of December 31, 1996 and 1995, accrued interest receivable consisted of:

                                                          1996        1995
                                                      --------    --------
                  Loans                               $264,579    $237,747
                  Investment securities                 12,650      10,490
                  Interest-bearing deposits in
                    other banks                            911       1,290
                                                      --------    --------
                                                      $278,140    $249,527
                                                      ========    ========

Note 4 -  Loans Receivable
          ----------------

           Commercial, commercial real estate, and construction loans are collateralized by real estate, equipment and receivables, and the loan-to-value ratios generally do not exceed 80% at origination.
         Residential real estate mortgage loans are collateralized by the related property, and the loan-to-value ratios generally do not exceed 80% at origination. Any residential real estate mortgage loan exceeding a loan-to-value ratio of 80% requires private mortgage insurance. The Bank also grants unsecured loans to qualified borrowers meeting the underwriting standards established by the Board of Directors.

           As of December 31, 1996 and 1995, loans receivable consisted of:

                                                                 1996          1995
                                                             ------------  ------------
  Mortgage loans secured by one-to-four family residences    $16,554,277   $16,876,206
  Mortgage loans secured by second mortgages on                  209,020       456,400
   residences
  Commercial real estate                                       1,089,498     1,087,446
  Consumer                                                       834,539       776,958
  Residential construction                                     1,584,980     2,109,426
  Commercial                                                     763,033     1,376,886
                                                             -----------   -----------
                                                              21,035,347    22,683,322
  Less: Allowance for loan losses                               (366,662)     (447,226)
          Deferred loan fees                                    (195,183)     (229,540)
                                                             -----------   -----------
                                                             $20,473,502   $22,006,556
                                                             ===========   ===========

           The Bank's real estate loans are primarily secured by real estate in the Baltimore/ Washington metropolitan area.

           As of December 31, 1996 and 1995, the Bank's recorded investment in impaired loans was $793,938 and $307,794, respectively. At December 31, 1995, a valuation allowance of $42,000 was established for approximately $232,000 of these loans. This valuation allowance is included in the allowance for loan losses on the balance sheet. There was no valuation allowance for the impaired loans at December 31, 1996 because the value of the collateral was greater than the carrying value of the loans. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was $800,731 and $76,950, respectively.

           Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal.

           There were loans in process of $426,164 and $372,954 as of December 31, 1996 and 1995, respectively.


           Activity in the allowance for loan losses was summarized as follows:

                                                  1996        1995        1994
                                               ----------  ----------  --------
  Balance, beginning of year                   $ 447,226   $ 175,824   $ 354,159
    Provision charged to operations              143,674     585,918     132,431
    Loans charged off and write-down of REO     (251,734)   (321,458)   (316,895)
    Recoveries                                    27,496       6,942       6,129
                                               ---------   ---------   ---------
  Balance, end of year                         $ 366,662   $ 447,226   $ 175,824
                                               =========   =========   =========

           The Bank had $643,057 and $307,794 of loans as of December 31, 1996 and 1995, respectively, for which accrual of interest had been discontinued. If all loans were accruing interest, interest income would have been $43,362, $89,398 and $111,733 higher in the years ended December 31, 1996, 1995 and 1994, respectively. Actual interest income recognized on these loans was $27,664, $53,598 and $44,000, respectively.

           The continuing softness of the economy and the real estate market will continue to affect some borrower's ability to comply with the terms of their loan agreements. Under these circumstances, increases in nonperforming assets, credit losses and/or provisions for loan losses may occur.

Note 5 - Commercial Real Estate Owned
            ----------------------------

           Prior to June 18, 1992, the Bank was a participant in a commercial loan secured by certain commercial real estate known as the Sheridan Station Shopping Center (Sheridan Station). The Bank owned a 61% interest in the loan and United Savings Bank (United), the lead lender, owned the remaining 39% interest.

           On July 30, 1990, United was declared insolvent by the Office of Thrift Supervision and its assets, including its 39% interest in Sheridan Station, were turned over to the Resolution Trust Corporation
         (RTC) for disposition. On June 18, 1992, the RTC and the Bank foreclosed on the property as a result of the borrowers' failure to pay in accordance with the applicable loan agreement. At that time, the Bank took its proportional 61% interest in Sheridan Station. On June 25, 1993, the Bank acquired the RTC's 39% interest in Sheridan Station for $174,890. As a result of this transaction, the Bank became the sole owner of the property.

           As of December 31, 1996, the center was seventy-two percent (72%) leased. During 1996, the center generated operating income of $215,341 and operating expenses $101,130 for pretax income of $114,211, which is included as other operating income in the accompanying consolidated statement of operations for the year ended December 31, 1996. During 1995, the center generated operating income of $147,669 and operating expenses of $69,479 for pretax income of $78,190. During 1994, the center generated operating income of $170,820 and operating expenses of $105,596 for a pretax profit of $65,224.

           It is management's intention to actively market this property. Management intends to sell the property as soon as a viable buyer is identified. While management believes it will be able to find a buyer in the near future, no assurance can be made that a buyer will be found or that losses on the sale or from operations prior to the sale will not be realized. Management, after reviewing recent appraisals of the property, believes that the carrying value as of December 31, 1996 will be realized.

Note 6 - Premises and Equipment
         ----------------------

           As of December 31, 1996 and 1995, premises and equipment consisted of:

                                                         1996      1995
                                                       --------  --------
                    Land                               $ 58,878  $ 58,878
                    Buildings and improvements          393,472   384,237
                    Furniture and equipment             351,438   257,986
                                                       --------  --------
                                                        803,788   701,101
                    Less:  accumulated depreciation     377,663   319,130
                                                       --------  --------
                                                       $426,125  $381,971
                                                       ========  ========

           Depreciation expense was $58,535, $47,035 and $28,508 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 7 - Deposits
         --------

           The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $2,352,674 and $1,740,562 in 1996 and 1995, respectively.

           At December 31, 1996, the scheduled maturities of CDs are as follows:

                          1997                   $11,187,918
                          1998                     1,063,791
                          1999                     2,530,720
                          2000                     1,527,620
                          2001 and thereafter      1,742,083
                                                 -----------
                                                 $18,052,132
                                                 ===========

Note 8 -  Borrowed Money
          --------------

           The Bank maintains an available line of credit with the Federal Home Loan Bank of Atlanta (FHLB) of $3,000,000. Under the terms of this line, the Bank has granted the FHLB a blanket lien on all residential mortgages. As of December 31, 1996 and 1995, advances under this agreement were $450,000 and $2,000,000, respectively. The advances outstanding as of December 31, 1996 mature on December 2, 1997. The loan had an effective interest rate of 6.95%, 6.10% and 4.86%, respectively, during the years ended December 31, 1996, 1995 and 1994.

           Other borrowed money consisted of a note payable to a bank in connection with the employee stock ownership plan which bore interest at 90% of the Bank's prime rate and is payable in annual installments of $9,000 per year through July 29, 1998. The balance as of December 31, 1996 and 1995 was $18,000 and $27,000, respectively.

Note 9 - Financial Instruments
         ---------------------

           The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

           The estimated fair values of the Company's financial instruments were as follows as of December 31, 1996 and 1995:

                                                      1996                      1995
                                            ------------------------  ------------------------
                                             Carrying                  Carrying
                                              Amount     Fair Value     Amount     Fair Value
                                            -----------  -----------  -----------  -----------
Financial assets:
  Cash and cash equivalents                 $   915,760  $   915,760  $ 1,572,581  $ 1,572,581
  Investment securities held to maturity        920,187      920,816      564,927      568,179
  Secondary market funding receivable           522,763      522,763      525,732      525,732
  Loans receivable                           21,035,347   21,926,737   22,683,322   22,379,051
  Federal Home Loan Bank stock                  169,100      169,100      165,000      165,000
  Accrued interest receivable                   278,140      278,140      249,527      249,527

Financial liabilities:
  Deposits                                   24,889,630   25,012,567   24,546,708   24,369,169
  Federal Home Loan Bank Advances               450,000      450,000    2,000,000    2,000,000
  Other borrowed money                           18,000       18,000       27,000       27,000

            The following methods and assumptions were used by the Company in estimated fair values of financial instruments as disclosed:

            Cash and cash equivalents - The carrying amounts of cash and cash
            -------------------------
            equivalents approximate their fair value.

            Investment securities held-to-maturity securities - Fair values for
            -------------------------------------------------
            investment securities are based on quoted market prices.

            Loans receivable - For variable-rate loans that reprice frequently
            ----------------
            and have no significant change in credit risk, fair values are based on carrying values. Fair values for real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

            Secondary Market Funding Receivable - Carrying amount of secondary
            -----------------------------------
            market funding receivables approximates their fair value, due to their pre-sell arrangements.

            Deposits - The fair values disclosed for demand deposits are, by
            --------
            definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and variable-rate certificates of deposit (CDs) approximate their fair values at the reporting date. The fair values of fixed rate certificates of deposit are estimated using cash flow analyses, using interest rates currently being offered.

            Borrowed Money - The carrying amounts of advances from the Federal
            --------------
            Home Loan Bank and other borrowed money approximate their fair values.

            Other - The carrying amounts of accrued interest receivable
            -----
            approximates fair value.

Note 10 -  Related Party Transactions
           --------------------------

            In the normal course of business, loans are made to officers, directors and shareholders of the Company and their related interests. These loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than normal risk of collectibility.

            The following table summarizes the transactions in these loans for the years ended December 31, 1996, 1995 and 1994, respectively.

                                          1996        1995       1994
                                        ---------  ----------  ---------
          Balance, beginning of year    $649,993   $ 518,596   $534,802
             New loans                         -     239,749          -
             Repayments                  (85,588)   (108,352)   (16,206)
                                        --------   ---------   --------
          Balance, end of year          $564,405   $ 649,993   $518,596
                                        ========   =========   ========

  Note 11 -  Employee Stock Ownership Plan
             -----------------------------

            The Company has established an employee stock ownership plan. Under the plan, the Company makes annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common shares of the Company the amount of the annual contribution is discretionary, except that it must be sufficient to enable the trust to meet its current obligations. The Bank's cash contribution for the years ended December 31, 1996, 1995 and 1994 was $12,489, $9,000 and
          $5,907, respectively.

            In 1988, the trust borrowed $90,000 to purchase 11,250 shares of the Company's common stock at a price of $8.00 per share. The outstanding balance of the loan has been recorded in the accompanying consolidated balance sheets as a liability of the Company with a like amount of deferred compensation being recorded as a reduction in stockholders' equity.

  Note 12 -  Stock Option Plan
             -----------------

            Pursuant to a fixed stock option plan established in 1989, 11,287 shares of common stock are reserved for issuance upon the exercise of options granted to officers, employees and directors of the Company. Under the plan, options are granted on a discretionary basis by a committee of the Board of Directors. The option price, established at the time of grant by the committee, cannot be less than the market price of the shares at the date of the grant. Options expire ten years from the date of the grant.

            The following table summarizes the activity of the stock option plan:

                                                           1996   1995   1994
                                                           -----  -----  -----
       Options outstanding, beginning of year              4,500  4,500      -
          Options granted exercise price of $8.50
            a share (1996) and $9.50 a share (1994)        3,500      -  4,500
          Options exercised                                    -      -      -
                                                           -----  -----  -----
       Options outstanding and exercisable, end of year    8,000  4,500  4,500
                                                           =====  =====  =====

            The weighted average remaining contractual life and weighted average exercise price of outstanding and exercisable options at December 31, 1996 is 8.05 years and $9.06, respectively.

            Beginning in 1996, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                       Annual rate of quarterly dividends    0.00%
                       Expected volatility                   0.00%
                       Risk-free interest rate               4.81%

            The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for the award under that plan in 1996 consistent with the method under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated below:

                                                   Loss per
                                        Net Loss     Share
                                       ----------  ---------
                        As reported    $(366,248)    $(3.43)
                                       =========     ======
                        Proforma       $(378,568)    $(3.54)
                                       =========     ======

  Note 13 -  Retained Earnings
             -----------------

            Upon its conversion to a stock institution, the Bank set aside its retained earnings totaling $829,965, for future payments to savings account holders in the event of future liquidation. In the event of future liquidation, a person who held an account as of December 31, 1987, and remains an account holder through the liquidation date, will receive a distribution from this reserve. The amount of the reserve is reduced proportionately as eligible accounts are closed. As of December 31, 1996, approximately $62,979 remained set aside.


Note 14 -    Fees on Loans Originated for Others
             -----------------------------------
            Fees on loans originated for others consisted of:


                                                 1996        1995        1994
                                               ---------   --------   --------
  Fee income                                    $154,728   $144,378   $ 307,539
  Less:  Commissions paid to Bank employees      (36,574)   (49,293)   (106,058)
         Related payroll taxes                    (2,975)    (3,948)     (8,553)
                                                --------   --------   ---------
                                                $115,179   $ 91,137   $ 192,928
                                                ========   ========   =========

  Note 15 - Other Operating Income
            ----------------------

               Other operating income consisted of:

                                                 1996       1995        1994
                                               --------   --------   ---------
            Customer service fees              $127,253   $ 99,584   $  70,334
            Net earnings from operation of
              commercial real estate owned      114,211     78,190      65,224
            Gain on sale of real estate owned    31,095          -           -
                                               --------   --------   ---------
                                               $272,559   $177,774   $ 135,558
                                               ========   ========   =========

Note 16 - Other Operating Expenses
          ------------------------

               Other operating expenses consisted of:

                                                 1996       1995        1994
                                               --------   --------   ---------
            Professional fees                  $208,408   $133,445   $ 162,431
            Insurance expense                   231,171     80,604      92,853
            Data processing                      59,551     41,441      44,897
            Supplies, postage and office
             expense                            116,069     94,573     107,854
            Occupancy expense                    84,638     68,205      75,988
            Other                               236,855    177,053      68,451
                                               --------   --------   ---------
                                               $936,692   $595,321   $ 552,474
                                               ========   ========   =========

Note 17 -  Income Taxes
           ------------

            The income tax expense (benefit) in the accompanying consolidated statements of operations consists of:

                                           1996        1995       1994
                                        ----------  ----------  ---------
          Current:
            Federal                     $(85,519)   $(157,480)   $(37,590)
            State                         (1,261)     (29,400)     (7,220)

          Deferred:
            Federal                       16,591      (60,520)     95,100
            State                          4,717      (10,600)     18,266
                                        --------    ---------    --------
                                        $(65,472)   $(258,000)   $ 68,556
                                        ========    =========    ========

            The reconciliation of the statutory tax to the effective tax is as follows:

                                              1996        1995       1994
                                           ----------  ----------  --------
          Statutory tax                    $(146,785)  $(189,110)  $66,705
          State tax, net of federal benefit    2,281     (25,697)    9,604
          Carryback limitations               94,038           -         -
          Other                              (15,006)    (43,193)   (7,753)
                                           ---------   ---------   -------
                                           $ (65,472)  $(258,000)  $68,556
                                           =========   =========   =======

                Deferred income taxes reflect the net tax effects of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                                              1996       1995
                                            ---------  ---------
          Deferred tax assets:
           Reserve for loan losses          $ 46,210    $109,253
           Deferred loan fees and costs      179,551     142,030
           Other                               9,802           -
                                            ---------   --------

          Total deferred tax assets          235,563     251,283
                                            --------    --------

          Deferred tax liabilities:
           Depreciation                      (38,563)    (24,382)
           Other                                   -     (43,593)
                                            --------    --------

          Total deferred tax liabilities     (38,563)    (67,975)
                                            --------    --------

          Net deferred tax asset             197,000     183,308
          Valuation allowance                 35,000           -
                                            --------    --------
                                            $162,000   $183,308
                                            ========   ========

            As of December 31, 1996, the Company's deferred tax asset has been reduced by a valuation allowance. The Company has not recorded the effect of tax benefits from loss carryforwards which approximate $244,000 at December 31, 1996. These carryforwards will expire in 2011.

            Before 1996, the Bank was able to use the most beneficial of either the percentage of income method or an experience method, similar to that used by commercial banks, to determine its tax deduction for bad debts under Section 593 of the Internal Revenue Code. Under provisions of the Small Business Protection Act of 1996, Section 593 was repealed. The new law also provided that cumulative bad debt deductions taken after 1987 (the base year) were to be recaptured as taxable income over a six year period beginning in 1996. It further provided that the first installment of the recapture could be deferred for up to two years if a residential lending test is met. There was no material adverse effect on the Bank's financial position or results of operations as a result of the new law. The Bank qualifies as a small bank eligible to use the bank experience method for bad debt deductions. However, the deductions under this method are not expected to be as beneficial for determining the current tax provision as the method previously allowed.

            Retained earnings at December 31, 1996 and 1995, include approximately $293,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount is approximately $113,000.

Note 18 - Commitments and Contingencies
          -----------------------------

          Lending Activity
          ----------------

            In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit. As of December 31, 1996, the Bank had no outstanding guarantees or undisbursed loan commitments other than construction loans in process; however, stand-by letters of credit and commitments under lines of credit were as follows:

               Stand-by letters of credit           $ 24,760
               Commitments under lines of credit     458,632
                                                    --------
                                                    $483,392
                                                    ========

          Employment Contracts
          --------------------

            Effective February 13, 1996, the Company entered into an employment agreement with its President. The agreement, which expires February 12, 1999, provides for a base salary and annual discretionary bonuses to be determined by the Board of Directors. This agreement also provides for a payment of approximately three times the President's base pay in the event his employment is terminated within twenty-four months of a change in control of the Company's ownership.

          Litigation
          ----------

            The Company is involved in litigation arising from the normal course of operations. Management, after consultation with legal counsel, believes that the ultimate liability, if any, arising from these claims will not be material to the consolidated results of operations or financial position of the Company.

Note 19 - Regulatory Matters
          ------------------

            The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

            As of December 31, 1996, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action . To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

            The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To be Well
                                                                                        Capitalized Under
                                                               For Capital              Prompt Corrective
                                              Actual        Adequacy Purposes           Action Provisions
                                        -------------------------------------------------------------------
                                              Amount     Ratio      Amount      Ratio     Amount      Ratio
                                        ---------------  ------------------     ----------------      ------
As of December 31, 1996:
 Total Capital
  (to Risk Weighted                     $1,779,509        9.85%   $1,444,880      8%   $1,806,100      10%
Assets)
 Tier I Capital
  (to Risk Weighted                      1,552,921        8.60%      722,440      4%    1,083,660       6%
Assets)
 Tier I Capital
  (to Average Assets)                    1,552,921        5.45%    1,138,816      4%    1,423,520       5%
As of December 31, 1995
 Total Capital
  (to Risk Weighted                      2,222,334        11.40%    1,559,520     8%    1,949,400      10%
Assets)
 Tier I Capital
  (to Risk Weighted                      2,102,334         10.78%     779,760     4%    1,169,640       6%
Assets)
 Tier I Capital
  (to Total Assets)                      2,102,334          7.35%   1,144,120     4%    1,430,150       5%

            The Economic Growth and Regulatory Paperwork Reduction Act of 1996 was signed into law on September 30, 1996. One major provision of the act was that institutions such as the Bank, with deposits insured by the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF), were assessed a one time charge to recapitalize the SAIF. Subsequent regulations established the amount of this assessment at .657% of the institution's insured deposits as of March 31, 1995. The law also provided that the assessment would be deductible for tax purposes in the year it was paid. The Bank paid its one-time assessment in the amount of $138,941 in November 1996.
          It is anticipated that future deposit insurance premiums will be less than those paid in the past because of the one-time assessment making the SAIF solvent.

            The act also allows for a merger of the SAIF with the Bank Insurance Fund as of January 1, 1999 if no savings institutions exist at that time. Consequently, the Bank may be required to change its charter to a national bank or state chartered bank before that date.


Note 20 - Accounting Pronouncements With Future Effective Dates
          -----------------------------------------------------

            Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. This statement provides that transfers of financial assets be recognized as sales only when certain specified criteria related to the transferor surrendering control of the assets are met. These criteria are more restrictive than under previous generally accepted accounting principles. The provisions of this statement will affect the accounting for certain transactions commonly entered into by community financial institutions such as repurchase agreements, bankers acceptances and participation loans. The statement is effective for transactions occurring after December 31, 1996 and is to be applied prospectively.

            Statement of Financial Accounting Standards No. 127 " Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. This statement defers, for one year, the effective date of Statement No. 125 for repurchase agreements, dollar-roll, securities lending and similar transactions.

            The effect, on the Company's financial position or results of operations, of implementing Statement No. 125 has not been determined by management. However, such effect is not expected to be material.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
  FINANCIAL DISCLOSURE
  --------------------

      Arthur Anderson LLP, served as the Company's independent auditors for the 1995 fiscal year. On November 7, 1996, Arthur Anderson LLP advised the Company that they were resigning from their engagement. In connection with their audit of the fiscal year ended December 31, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Anderson LLP, would have caused them to make reference to the subject of such disagreement in connection with their reports. In addition, during this period there was no adverse opinion or disclaimer of opinion or any opinion qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------------------------------

      For information concerning the Board of Directors of QFH, the information contained under the section captioned "Proposal I -- Election of Directors" in the definitive proxy statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      For information concerning the Executive Officers, see "Item 1 - Business -Executive Officers of QFH," which is incorporated herein by reference.

      Pursuant to the Rules and Regulations of the Securities Exchange Act of 1934, the Company's officers, directors and persons who own more than ten percent of the Common Stock are required to file reports detailing their ownership and changes of ownership in the Common Stock. Officers, directors and persons who own more than ten percent of the Common Stock are also required to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports, which it has received in the past fiscal year, and written representations from officers, directors and persons who own more than ten percent of the Common Stock that no annual report of change in beneficial ownership is required for that person, the Company believes that during the fiscal year ended December 31, 1996, all filing requirements applicable to its officers, directors and stockholders owning in excess of ten percent of the Common Stock have been complied with.

  ITEM 11.  EXECUTIVE COMPENSATION
  --------------------------------

      The information required by this item is contained under the section captioned "Proposal I - Election of Directors - Executive Compensation" in the Proxy Statement which is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ------------------------------------------------------------------------

      a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities Principal Holders Thereof" in the Proxy Statement.

      c)  Change in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  --------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.


                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  -------------------------------------------------------------------------

  (a) Documents Filed as Part of the Form 10-K

      1.  Consolidated Financial Statements
          Report of Independent Public Accountants
          Consolidated Balance Sheets at December 31, 1996 and 1995
          Consolidated Statements of Operations for the Years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

      2. All financial statement schedules have been omitted, as the required information is either not applicable or included in the financial statements or related notes.

      3.  Exhibits

     (a)  A report on Form 8-K was  filed on November 11, 1996.

     (b)  All required exhibits listed above are filed with this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUANTUM FINANCIAL HOLDINGS INC.


Date:  March 31, 1997               By: /s/ Richard W. Kraus
                                        ---------------------------------------
                                        Richard W. Kraus
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures
      ----------

/s/ Pearl J. Rogers                                 Date:  March 31, 1997
---------------------------------------------------
Pearl J. Rogers
(Chairman of the Board)


/s/ Richard Kraus                                   Date:  March 31, 1997
--------------------------------------------------
Richard Kraus
(President and Chief Executive Officer)


/s/ Richard Kraus                                   Date:  March 31, 1997
--------------------------------------------------
Richard Kraus
(Chief Financial & Accounting Officer; Director)


/s/ Jack A. Copeland                                Date:  March 31, 1997
--------------------------------------------------
Jack A. Copeland, (Director)


/s/ Vernon F. Plack                                 Date:  March 31, 1997
--------------------------------------------------
Vernon F. Plack, (Director)


/s/ Jay Middleton                                   Date:  March 31, 1997
--------------------------------------------------
Jay Middleton, (Director)


/s/ Peter J. Ensenat                                Date:  March 31, 1997
--------------------------------------------------
Peter J. Ensenat, (Director)


/s/ Nancy H. Burger                                  Date:  March 31, 1997
---------------------------------------------------
Nancy H. Burger, (Director)

                                 EXHIBIT INDEX

Exhibit
  No.                    Description
-------                ---------------

  8.1          Articles of Incorporation of Quantum Financial Holdings, Inc.
               ((incorporated by reference to Registration Statement on Form S-4 (File No. 33-90350)).

  3.2          Bylaws of Quantum Financial Holdings, Inc.
               (incorporated by reference to Registration Statement on Form S-4 (File No. 33-90350)).

 10.1 Employment Agreement between the Registrant and Richard Kraus, President & CEO (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

 10.2 Quantum Financial Holdings, Inc. 1988 Stock Option and Incentive Plan (incorporated by reference to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 33-90350))

 21 Subsidiaries of Registrant (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

 23.1          Consent of Wooden & Benson, Chartered

 23.2          Consent of Arthur Andersen LLP

 27            Financial Data Schedule