Form 10QSB
period 1997-03-31
QUANTUM FINANCIAL HOLDINGS INC
filed 1997-06-05
CIK 941810

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d)
                Of the Securities Exchange Act of 1934
             for the quarterly period ended March 31, 1997
             ---------------------------------------------

         [ ] Transition report under Section 13 or 15(d) of
                the Exchange Act for the transition period
                    from ___________ to ______________

                   Commission File Number 0-26440


                  Quantum Financial Holdings, Inc.
                  --------------------------------

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

            YES   X                             NO
                -----                              -----

            Number of shares outstanding of common stock as of: March 31, 1997

         $0.01 per value common stock           106,924 shares
         ----------------------------           --------------
                  Class                          Outstanding

Transitional Small Business Disclosure Format:  Yes       No X
                                                     ---    ----

                  QUANTUM FINANCIAL HOLDINGS, INC.

                             INDEX
                             -----


Part I - Financial Information
------------------------------

ITEM 1 -    Consolidated Financial Statements:

            Consolidated Balance Sheets as of March 31, 1997
            (unaudited), and December 31, 1996

            Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)

            Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)

            Notes to Consolidated Financial Statements
            (unaudited)

ITEM 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Part II - Other Information
---------------------------

ITEM 1 -    Legal Proceedings

ITEM 2 -    Changes in Securities

ITEM 3 -    Defaults Upon Senior Securities

ITEM 4 -    Submission of Matters to a Vote of Security Holders

ITEM 5 -    Other Materially Important Events

ITEM 6 -    Exhibits and Reports on Form 8-K


Part III - Signatures
---------------------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
             AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
             ---------------------------------------------

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    1997             1996
                                                 ----------      ------------
                            ASSETS
                            ------

CASH AND DUE FROM BANKS                          $   724,951     $   450,230
FEDERAL FUNDS SOLD                                   142,350         465,530
                                                 -----------     -----------
  Cash and cash equivalents                          867,302         915,760
INVESTMENT SECURITIES HELD-TO-MATURITY               920,747         920,187
ACCRUED INTEREST RECEIVABLE                          283,468         278,140
SECONDARY MARKET FUNDING RECEIVABLE                  345,943         522,763
LOANS RECEIVABLE, net                             20,308,415      20,473,502
RESIDENTIAL REAL ESTATE OWNED                      1,631,989       1,603,395
COMMERCIAL REAL ESTATE OWNED                       1,331,538       1,307,098
FEDERAL HOME LOAN BANK STOCK                         169,100         169,100
PREMISES AND EQUIPMENT, net                          419,036         426,125
OTHER ASSETS                                         703,168         725,435
                                                 -----------     -----------
       Total Assets                              $26,980,705     $27,341,505
                                                 ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

DEPOSITS                                         $24,479,561     $24,889,630
FEDERAL HOME LOAN BANK ADVANCES                      450,000         450,000
ACCRUED EXPENSES                                     186,519          89,887
OTHER LIABILITIES                                     17,567          63,149
OTHER BORROWED MONEY                                   9,000          18,000
                                                 -----------     -----------
       Total Liabilities                          25,142,647      25,510,666
                                                 ===========     ===========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share;
     5,000,000 shares authorized, 106,924
     shares issued and outstanding                     1,069           1,069
  Additional Paid-in Capital                         700,205         700,205
  Retained earnings                                1,147,566       1,147,565
                                                 -----------     -----------
                                                   1,847,058       1,848,839
  Deferred compensation                               (9,000)        (18,000)
                                                 -----------     -----------
     Total Stockholders' Equity                    1,838,058       1,830,839
                                                 -----------     -----------
     Total Liabilities and Stockholders' Equity  $26,980,705     $27,341,505
                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated balance sheets.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           -----------------------------------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
           --------------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
INTEREST INCOME:
   Interest and fees on loans                     $  497,959     $  530,975
   Interest on investment securities                  24,232         37,539
   Interest on federal funds sold                      5,820         23,858

                                                     528,011        592,372
                                                  ----------     ----------
INTEREST EXPENSE:
   Interest on deposits                              309,003        348,479
   Other interest expense                              6,352         10,434
                                                  ----------     ----------
                                                     315,355        358,913
                                                  ----------     ----------
        Net interest income                          212,656        233,459

PROVISION FOR LOAN LOSSES                              1,032          1,710
                                                  ----------     ----------
        Net interest income after
          provision for loan losses                  211,624        231,749
                                                  ----------     ----------
OTHER INCOME:
   Fees on loans originated for others, net of
     related commissions & payroll taxes              18,076         26,025
   Other operating income, including subsidiary
     net income                                       60,645         56,235
                                                  ----------     ----------
                                                      78,721         82,260
                                                  ----------     ----------
OTHER EXPENSES:
   Salaries, benefits and payroll taxes              120,759        135,248
   Other operating expenses                          171,368        145,410
                                                  ----------     ----------
                                                     292,127        280,658
                                                  ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE                      (1,781)        33,351

INCOME TAX EXPENSE                                         0         14,426
                                                  ----------     ----------
NET INCOME                                        $   (1,781)    $   18,925
                                                  ==========     ==========
EARNINGS PER SHARE                                $    (0.02)    $     0.18
                                                  ==========     ==========

Weighted average number of shares outstanding        106,924        106,924
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

PAGE>
           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
         --------------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  (1,781)       $  18,925
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Provision for loan losses                       1,032            1,710
     Loan fees deferred, net of costs                5,366            3,530
     Amortization of deferred loan fees            (19,563)         (15,190)
     Depreciation                                    7,089           13,894
     Decrease (increase) in accrued
       interest receivable                          (5,328)          (3,930)
     Origination of loans sold on the
       secondary market                           (777,050)      (1,030,450)
     Proceeds from sale of loans on the
       secondary market                            953,870        1,211,346
     Decrease (increase) in deferred income
       tax asset                                         0                0
     Decrease (increase) in other assets            22,267           61,078
     (Decrease) increase in accrued expenses and
       other liabilities                            51,050          (88,666)
     Amortization of deferred
       compensation                                  9,000            9,000
                                                 ---------       ----------
     Net cash provided by (used in)
       operating activities                        245,952          181,247
                                                 ---------       ----------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
         --------------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Proceeds from maturing investment
      securities                                 $   100,124     $   266,080
    Purchases of investment securities              (100,684)           (813)
    Proceeds from sale of FHLB Stock                       0               0
    Purchase of FHLB Stock                                 0          (4,100)
    Decrease (increase) in loans, net                178,252         861,934
    Purchase of premises and equipment                     0         (69,634)
    Purchase of and investment in foreclosed
      real estate, net                              (53,034)         (76,455)
                                                 ----------      -----------
      Net cash (used in) provided by investing
        activities                                  124,658          977,012
                                                 ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in deposits, net           (410,069)       2,702,240
    Repayment of FHLB Advances                            0       (2,000,000)
    Increase in short-term borrowings, net                0                0
    Debt repayment                                   (9,000)          (9,000)
                                                 ----------      -----------

      Net cash provided by (used in)
        financing activities                       (419,069)         693,240
                                                 ----------      -----------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                      (48,458)       1,851,499
CASH AND CASH EQUIVALENTS, beginning
   of year                                          915,760        1,572,581
                                                 ----------      -----------
CASH AND CASH EQUIVALENTS, end of quarter        $  867,302      $ 3,424,080
                                                 ==========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOWS INFORMATION:
   Cash paid during the quarter for:
     Interest                                    $  315,355      $   358,913
     Income taxes, net of refund                      1,520           13,125
   In-substance foreclosure on real estate           47,272                0
   Foreclosure on real estate                             0           62,929

The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      Baltimore, Maryland

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -    Basis of Presentation
            ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Notes to Consolidated Financial Statements for the year ended December 31, 1996, included in the Savings Bank's Form 10-K, should be read in conjunction with these statements.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL PERSPECTIVE
-------------------

     Although the Company incurred a loss during the first quarter of 1997, Management and the Board of Directors have made several changes in operations since December 31, 1996 that Management believes have served to reduce operating losses for the Company. Compensation costs have been reduced, other operating expense has been contained, and interest expense has been reduced by shrinking the deposit base. The primary problems facing the Company are the lack of core earnings resulting from a high level of criticized assets and real estate owned, the continued decrease in the volume of loans originated, and the significant costs for professional fees associated with operating a savings bank. It is Management and the Board's goal to resolve the level of criticized assets and to dispose of the real estate owned; to increase the volume of loans originated through the origination of nonconforming loans, which is a new niche market for the Savings Bank in 1997; and to contain the costs of professional fees.

FINANCIAL CONDITION
-------------------

General Overview
----------------

     Total assets decreased by $360,800 or 1.32% during the three months ended March 31, 1997. The decrease in total assets was primarily due to a decrease in federal funds sold, which was the result of the shrinkage of the deposit base and a reduction in the secondary market funding receivable, which was the direct result of the decrease in the volume of loans originated in the first quarter. "Table 1. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of the Company.

_________________________________________________________________
                           TABLE 1
                      Utilization of Assets
-----------------------------------------------------------------

                              March 31,     December 31,
                                1997           1996          Difference
                              -------       -----------  ------------------
Cash and due from banks       $   724,951   $   450,230   $   274,721   61.02%
Federal funds sold                142,350       465,530      (323,180) (69.42)
Investment securities
   held-to-maturity               920,747       920,187           560    0.06
Loans receivable, Net          20,308,415    20,473,502      (165,087)  (0.81)
Secondary market funding
  receivable                      345,943       522,763      (176,820) (33.82)
Residential Real Estate Owned   1,631,989     1,603,395        28,594    1.78
Commercial Real Estate Owned    1,331,538     1,307,098        24,440    1.87
All other assets                1,574,772     1,598,800       (24,028)  (1.50)
                              -----------   -----------    ----------  ------
                              $26,980,705   $27,341,505    $ (360,800)  (1.32)%
                              ===========   ===========    ==========  ======
------------------------------------------------------------------------------

     Commercial real estate owned comprises commercial real estate that was foreclosed upon by the Company. Of the $1,331,538 in commercial real estate, $1,209,647 represents Sheridan Station Shopping Center, which is 33,014 square feet and is comprised of eleven (11) tenant spaces, with 127 parking spaces available. The increase in commercial real estate owned was the direct result of improvements made to Sheridan Station Shopping Center.

      As of March 31, 1997, the center is seventy-two percent
(72%) leased and generated operating income of $53,353 and operating expenses of $23,249 for pretax income of $30,104, which is included as other operating income in the accompanying consolidated statement of operations for the quarter ended March
31, 1997.

     Management is actively marketing this property for sale. Management intends to sell the property as soon as a viable buyer is identified. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of March 31, 1997.

     In addition, the Savings Bank's $1,209,647 investment in Sheridan Station must be deducted from total capital beginning in June 1998. If the Savings Bank were required to deduct Sheridan Station from total capital, the Savings Bank would no longer be in compliance with OTS risk-based capital requirements and would become subject to significant restrictions on its operations. Depending on the capital levels at that time, the Savings Bank could become subject to more severe sanctions, including conservatorship or receivership, which would generally result in a complete loss of the Company's investment in the Savings Bank. Although Management of the Savings Bank is working to dispose of its foreclosed properties and to resolve its nonperforming assets, stockholders should be aware that the future results of operations of the Savings Bank, its compliance with regulatory capital requirements, and its ability to continue as a going concern are all subject to the satisfactory disposition of these foreclosed properties and nonperforming assets.

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

     Residential real estate owned comprises residential real estate that was foreclosed upon by the Company. Of the $1,631,989 in residential real estate, $1,541,502 represents residential homes and $90,487 represents residential land owned by the Company. Management is actively marketing these properties and intends to sell these properties as soon as viable buyers are identified. In the interim, and where possible, the Company is rehabilitating these homes and renting them out to low- and moderate-income families. The rental income is being applied directly to the outstanding balance, reducing the Company's exposure and enhancing the property's marketability.
It is worth noting that management was awarded citations by Baltimore's Mayor Schmoke and by Mary Pat Clark, President of the Baltimore City Council, in recognition of its commitment to building strong communities. While management believes it will be able to find buyers in the future, no assurance can be made that buyers will be found or that losses on the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of these properties has been provided as of March 31, 1997.

     Total liabilities decreased by $368,019 or 1.44% during the three months ended March 31, 1997, directly as a result of the decrease in deposits (see Table 2. Source of Funds).

     The decrease in deposits is the result of individual depositors opting for higher rates at other institutions. Other borrowed money, representing the Employee Stock Ownership Plan
(ESOP), was reduced by $9,000, which is the principal amount of the loan paid each year.

_________________________________________________________________
                           TABLE 2
                        Sources of Funds
-----------------------------------------------------------------

                                  March 31,    December 31,
                                    1997         1996            Difference
                                  ---------   -----------   -------------------
Deposits                          $24,479,561   $24,889,630   $(410,069)  (1.65)%
Federal Home Loan Bank Advances       450,000       450,000           0    0.00
Accrued Expenses                      186,519        89,887      96,632  107.50
Other Liabilities                      17,567        63,149     (45,582) (72.18)
Other Borrowed Money                    9,000        18,000      (9,000) (50.00)
                                  -----------   -----------   ---------  ------
                                  $25,142,647   $25,510,666   $(368,019)  (1.44)%
                                  ===========   ===========   =========  ======

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

     The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required short-term level is 1%. The liquidity level of Baltimore American at March 31, 1997, as measured for regulatory purposes, was approximately 6.30% for both long- and short-term purposes. Management believes the Company can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.

Capital Resources

     The Company's Stockholders' Equity was $1,838,058 or 6.81% of total assets on March 31, 1997 compared to $2,216,012 or 7.48% on December 31, 1996. The Company exceeds all regulatory requirements for capital. Management continually reviews and identifies areas of growth opportunity. The various methods for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. Table 3. Regulatory Capital Requirements represents the Company's position to its various minimum regulatory capital requirements at March 31, 1997.

_________________________________________________________________
                           TABLE 3
                 Regulatory Capital Requirements
-----------------------------------------------------------------

                                     March 31, 1997 (unaudited)
                                    -----------------------------
                                                       Percentage
                                    Amount             of Assets*
                                    ------             ----------
                                (In thousands)

Tangible Capital                     $1,776              6.57%
Tangible Capital Requirement            406              1.50%
                                     ------             -----
Excess                               $1,370              5.07%
                                     ======             =====
Core Capital                         $1,776              6.57%
Core Capital Requirement                811              3.00%
                                     ------             -----
Excess                               $  965              3.57%
                                     ======             =====
Total Capital                        $1,791              9.93%
  (Core and Supplementary Capital)
Risk-Based Capital Requirement        1,443              8.00%
                                     ------             -----
Excess                               $  348              1.93%
                                     ======             =====

__________________
 *Based on adjusted total assets of $27,023,000 for purposes of the tangible capital and core capital requirements, and risk-weighted assets of $18,043,000 for purposes of the risk-based capital requirements.

RESULTS OF OPERATIONS

General Overview

     For the three months ended March 31, 1997, the Company posted a loss of $1,781, as compared to a profit of $18,925 for the same period in 1996. The loss resulted from the lack of core earnings resulting from a high level of criticized assets and real estate owned, the continued decrease in the volume of loans originated, and the significant costs for professional fees associated with operating a savings bank. It is Management and the Board's goal to resolve the level of criticized assets and to dispose of the real estate owned; to increase the volume of loans originated through the origination of nonconforming loans, which is a new niche market for the Savings Bank in 1997; and to contain the costs of professional fees.

     Earnings per share of common stock were $(0.02) per share for the three months ended March 31, 1997, as compared to $0.18 per share for the same period in 1997. Table 4. Operations Items as of March 31, 1997 exhibits for the periods indicated certain consolidated statement of operations items which contributed to earnings.

_________________________________________________________________
                           TABLE 4
                 Operations Items as of March 31,
-----------------------------------------------------------------

                                    1997         1996            Difference
                                  ---------   -----------   -------------------
INTEREST INCOME:
  Interest and fees on loans     $497,959     $530,975       $(33,016)   (6.22)%
  Other interest income            30,052       61,397        (31,345)     (51.05)
                                 --------     --------       --------   ------
                                 $528,011     $592,372       $(64,361)   12.53%
                                 ========     ========       ========   ======
INTEREST EXPENSE:
  Interest on deposits           $309,003     $348,479       $(39,476)  (11.33)%
  Other interest expense            6,352       10,434         (4,082)  (39.12)
                                 --------     --------       --------   ------
                                 $315,355     $358,913       $(43,558)  (12.14)%
                                 ========     ========       ========   ======

PROVISION FOR LOAN LOSSES        $  1,032     $  1,710       $   (678)  (39.65)%
                                 ========     ========       ========   ======
OTHER INCOME:
  Fees on loans originated
    for others                   $ 18,076     $ 26,025       $ (7,949)  (30.54)%
  Other operating income           60,645       56,235          4,410     7.84
                                 --------     --------       --------   ------
                                 $ 78,721     $ 82,260       $ (3,539)   (4.30)%
                                 ========     ========       ========   ======
OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                        $120,759     $135,248       $(14,489)  (10.71)%
  Other operating expenses        171,368      145,410         25,958    17.85
                                 --------     --------       --------   ------
                                 $292,127     $280,658       $ 11,469     4.09%
                                 ========     ========       ========   ======
--------------------------------------------------------------------------------

Net Interest Income

     Net interest income is the foundation and core of Baltimore American's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings. For the three months ended March 31, 1997, net interest income was $212,656, as compared with $233,459 for the same period in 1996.

     Net interest income decreased $20,803, or 8.91%, during the first quarter 1997, as compared with the same period in 1996. This was the direct result of the decrease in interest income on loans and investments. In particular, the decrease in interest income from loans has resulted from the deteriorated mortgage market. The volume of conforming paper with strong credit is almost completely diminished in the Baltimore area. Competition for the small market prohibits Baltimore American from originating residential mortgage loans for the portfolio. Other areas of loan origination are considered too risky for the Savings Bank and therefore are not feasible. Baltimore American's new niche of nonperforming paper is also considered too risky for the portfolio. Baltimore American will try to offset the loss of interest income on loans by increasing the volume of investments in securities as well as by the continued increase in fees earned on nonconforming loans originated for others.

     In recognition of the nonperforming loans and the inherent risk in lending, Management has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). Upon evaluation of the future trends of general economic conditions in this country and in particular Baltimore American's market area, Management and the Board of Directors decided to continue to reserve additional funds in regard to the future economic trends that might have an effect on the portfolio of loans. The provision for loan losses for the three months ended March 31, 1997 was $1,032, as compared to $1,710 for the same period in 1996. As of March 31, 1997, the provision for loan losses declined in proportion to the volume of loans originated for the Company's portfolio.

     For the three months ended March 31, 1997, net interest income after provision for loan loss was $211,624 as compared with $231,749 for the same period in 1996.

Other Income

     There are two significant components of non-interest income for the three months ended March 31, 1997. (1) Fees on loans originated for others was $7,949 or 30.54% less during the three months ended March 31, 1997 as compared with the same period in 1996. This is the direct result of the continued decline in loan originations of conforming paper with strong credit. However, originations of nonconforming paper continue to grow and should begin to offset the decrease in conforming paper in the second quarter. (2) Other operating income was $4,410 or 7.84% greater during the three months ended March 31, 1997 as compared with the same period in 1996. This is the result of the increase in revenues generated by retail banking service fees.

Other Expense

     Non-interest expense increased by $11,469 or 4.09% during the three months ending March 31, 1997 as compared to the same period in 1996. The largest component, employee compensation, decreased by $14,489 or 10.71%. However, all other operating expenses increased by $25,958 or 17.85% as a result of an increase in professional fees.

Provision For Taxes

     The Company's effective tax rate varies with changes in the proportion of tax exempt income, changes in corporate tax rates, and certain local tax credits. Provision for income taxes for the three months ended March 31, 1997 was $0, compared to $14,426 during the first quarter of 1996.

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

ITEM 5.  Other Materially Important Events
         ---------------------------------

         None.

ITEM 6.  Exhibits and Reports
         --------------------

         Exhibit 27: Financial Data Schedule Worksheet for EDGAR
                     Reporting (Article 9 of Regulation S-X)

                          PART III

                         SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 31, 1997            By: /s/ Richard W. Kraus
                                   ---------------------------
                                   Richard W. Kraus
                                   PRESIDENT, CHIEF EXECUTIVE
                                   OFFICER & CHIEF FINANCIAL
                                   OFFICER