Form 10QSB
period 1997-06-30
QUANTUM FINANCIAL HOLDINGS INC
filed 1997-08-14
CIK 941810

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d)
                Of the Securities Exchange Act of 1934
             for the quarterly period ended June 30, 1997
             ---------------------------------------------

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

            Number of shares outstanding of common stock as of: June 30, 1997

         $0.01 per value common stock           106,924 shares
         ----------------------------           --------------
                  Class                          Outstanding

Transitional Small Business Disclosure Format:  Yes   X   No
                                                     ---    ----

                  QUANTUM FINANCIAL HOLDINGS, INC.

                             INDEX
                             -----


Part I - Financial Information
------------------------------

ITEM 1 -    Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 1997
            (unaudited), and December 31, 1996

            Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996
            (unaudited)

            Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)

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

ITEM 4 -    Submission of Matters to a Vote of Security Holders

ITEM 5 -    Other Materially Important Events

ITEM 6 -    Exhibits and Reports on Form 8-K


Part III - Signatures
---------------------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
             AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
             ---------------------------------------------

                                                (Unaudited)
                                                  JUNE 30,       December 31,
                                                    1997             1996
                                                 ----------      ------------
                            ASSETS
                            ------
CASH AND DUE FROM BANKS                          $   917,638     $   450,230
FEDERAL FUNDS SOLD                                   603,582         465,530
                                                 -----------     -----------
  Cash and cash equivalents                        1,521,220         915,760
INVESTMENT SECURITIES HELD-TO-MATURITY               920,112         920,187
ACCRUED INTEREST RECEIVABLE                          182,016         278,140
SECONDARY MARKET FUNDING RECEIVABLE                    2,545         522,763
LOANS RECEIVABLE, net                             19,637,485      20,473,502
RESIDENTIAL REAL ESTATE OWNED                      1,657,336       1,603,395
COMMERCIAL REAL ESTATE OWNED                       1,340,114       1,307,098
FEDERAL HOME LOAN BANK STOCK                         169,100         169,100
PREMISES AND EQUIPMENT, net                          417,593         426,125
OTHER ASSETS                                         692,657         725,435
                                                 -----------     -----------
     Total Assets                                $26,540,178     $27,341,505
                                                 ===========     ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
DEPOSITS                                         $23,475,242     $24,889,630
FEDERAL HOME LOAN BANK ADVANCES                      950,000         450,000
ACCRUED EXPENSES                                     227,577          89,887
OTHER LIABILITIES                                     32,649          63,149
OTHER BORROWED MONEY                                   9,000          18,000
                                                 -----------     -----------

     Total Liabilities                            24,694,468      25,510,666
                                                 -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share;
    5,000,000 shares authorized, 106,924
    shares issued and outstanding                      1,069           1,069
  Additional Paid-in Capital                         700,205         700,205
  Current Earnings                                     5,870              --
  Retained earnings                                1,147,566       1,147,565
                                                 -----------     -----------
                                                   1,854,710       1,848,839
  Deferred compensation                               (9,000)        (18,000)
                                                 -----------     -----------
     Total Stockholders' Equity                    1,845,710       1,830,839
                                                 -----------     -----------
     Total Liabilities and Stockholders' Equity  $26,540,178     $27,341,505
                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated balance sheets.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           -----------------------------------------------


                                       Six Months Ended      Three Months Ended
                                            June 30,               June 30,
                                       -----------------     --------------------
                                        1997        1996       1997         1996
                                       ------      ------     ------       ------
INTEREST INCOME:
  Interest and fees on loans           $  954,104  $1,036,511  $  456,145  $  505,536
  Interest on investment securities        48,543      63,396      24,311      25,857
  Interest on federal funds sold           12,052      59,853       6,232      35,995
                                       ----------  ----------  ----------  ----------
                                        1,014,699   1,159,760     486,688     567,388
                                       ----------  ----------  ----------  ----------
INTEREST EXPENSE:
  Interest on deposits                    612,174     716,825     303,171     368,346
  Other interest expense                   19,010      10,767      12,658         333
                                       ----------  ----------  ----------  ----------
                                          631,184     727,592     315,829     368,679
                                       ----------  ----------  ----------  ----------
     Net interest income                  383,515     432,167     170,859     198,708

PROVISION FOR LOAN LOSSES                  (2,395)    (13,206)     (1,363)    (14,916)
                                       ----------  ----------  ----------  ----------
     Net interest income after
       provision for loan losses          381,120     445,373     169,496     213,624
                                       ----------  ----------  ----------  ----------
OTHER INCOME:
  Fees on loans originated for others,
    net of related commissions &
    payroll taxes                          56,103      69,633      38,027      43,608
  Other operating income, including
    subsidiary net income                 127,019     142,357      66,374      86,122
                                       ----------  ----------  ----------  ----------
                                          183,122     211,990     104,401     129,730
                                       ----------  ----------  ----------  ----------
OTHER EXPENSES:
  Salaries, benefits and payroll taxes    232,148     258,300     111,389     123,053
  Other operating expenses                315,148     352,190     143,780     206,780
                                       ----------  ----------  ----------  ----------
                                          547,296     610,490     255,169     329,832
                                       ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAX
  EXPENSE                                  16,946      46,873      18,728      13,522

INCOME TAX (BENEFIT) EXPENSE               11,076      20,042      11,076       5,616
                                       ----------  ----------  ----------  ----------
NET INCOME                             $    5,870  $   26,831  $    7,652  $    7,906
                                       ==========  ==========  ==========  ==========
EARNINGS PER SHARE                       $ 0.05      $ 0.25       $ 0.07     $ 0.07
                                         ======      ======       ======     ======
Weighted average number of shares
  outstanding                           106,924     106,924      106,924    106,924
                                        =======     =======      =======    =======

The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
           -----------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     5,870     $    26,831
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Provision for loan losses                          2,395         (13,206)
    Loan fees deferred, net of costs                  12,549          12,529
    Amortization of deferred loan fees               (36,291)        (32,184)
    Depreciation                                      14,328          28,774
    Decrease (increase) in accrued
      interest receivable                             96,124          11,644
    Origination of loans sold on the
      secondary market                            (1,721,300)     (2,931,629)
    Proceeds from sale of loans on the
      secondary market                             2,241,518       3,162,477
    Decrease (increase) in deferred income
      tax asset                                            0               0
    Decrease (increase) in other assets               32,778          51,760
    (Decrease) increase in accrued expenses and
      other liabilities                              107,190         (39,255)
    Amortization of deferred compensation              9,000           9,000
                                                 -----------     -----------
        Net cash provided by (used in)
          operating activities                       764,161         286,746
                                                 -----------     -----------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
           -----------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities   $   100,248     $   265,220
  Purchases of investment securities                (100,173)       (298,968)
  Proceeds from sale of FHLB Stock                         0               0
  Purchase of FHLB Stock                                   0          (4,100)
  Decrease (increase) in loans, net                  857,364         775,371
  Purchase of premises and equipment                  (5,795)        (71,397)
  Purchase of and investment in foreclosed
    real estate, net                                 (86,957)        (87,954)
                                                 -----------     -----------
        Net cash (used in) provided by
          investing activities                       764,687         578,672
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits, net            (1,414,388)      2,869,857
  Repayment of FHLB Advances                         500,000      (2,000,000)
  Increase in short-term borrowings, net                   0               0
  Debt repayment                                      (9,000)         (9,000)
                                                 -----------     -----------
        Net cash provided by (used in)
          financing activities                      (923,388)        860,857
                                                 -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                        605,460       1,726,275

CASH AND CASH EQUIVALENTS, beginning
  of year                                            915,760       1,572,581
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of quarter        $ 1,521,220     $ 3,298,856
                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION:
  Cash paid during the quarter for:
    Interest                                     $   315,829     $   727,592
    Income taxes, net of refund                        1,520               0
  In-substance foreclosure on real estate             23,770               0
  Foreclosure on real estate                          26,255         428,831

The accompanying notes are an integral part of these consolidated statements.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      Baltimore, Maryland

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -    Basis of Presentation
            ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Notes to Consolidated Financial Statements for the year ended December 31, 1996, included in the Savings Bank's Form 10-K, should be read in conjunction with these statements.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL PERSPECTIVE
     Since December 31, 1996, Management and the Board of Directors have made several changes in operations that have contributed to the reduction in operating losses for the Company. Compensation costs have been reduced, other operating expense has been contained, and interest expense has been reduced by shrinking the deposit base. The primary problems facing the Company are the lack of core earnings resulting from a high level of criticized assets and real estate owned, the continued decrease in the volume of loans originated, and the significant costs for professional fees associated with operating a savings bank. It is Management and the Board's goal to resolve the level of criticized assets and to dispose of the real estate owned; to increase the volume of loans originated through the origination of nonconforming loans, which is a new niche market for the Savings Bank in 1997; and to contain the costs of professional fees.

FINANCIAL CONDITION

General Overview

     Total assets decreased by $801,327 or 50.12% during the six months ended June 30, 1997. The decrease in total assets was primarily due to decrease in the secondary market funding receivable, which was the direct result of the decrease in the volume of loans originated in the first quarter, and a decrease in loans receivable, net, which was the direct result of early loan payoffs. "Table 1. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of the Company.
_________________________________________________________________
                           TABLE 1
                      Utilization of Assets
-----------------------------------------------------------------

                              June 30,      December 31,
                                1997           1996            Difference
                              -------       -----------  ----------------------
Cash and due from banks      $   917,638    $   450,230  $   467,408    103.82 %
Federal funds sold               603,582        465,530      138,052     29.65
Investment securities
  held-to-maturity               920,112        920,187          (75)    (0.01)
Loans receivable, Net         19,637,485     20,473,502     (836,017)    (4.08)
Secondary market funding
  receivable                       2,545        522,763     (520,218)   (99.51)
Residential Real Estate
  Owned                        1,657,336      1,603,395       53,941      3.36
Commercial Real Estate Owned   1,340,114      1,307,098       33,016      2.53
All other assets               1,461,366      1,598,800     (137,434)    (8.60)
                             -----------    -----------  -----------    ------
                             $26,540,178    $27,341,505  $  (801,327)   (50.12)%
                             ===========    ===========  ===========    ======
------------------------------------------------------------------------------
                                   8

    Commercial real estate owned comprises commercial real estate that was foreclosed upon by the Company. Of the $1,340,114 in commercial real estate, $1,218,223 represents Sheridan Station Shopping Center, which is 33,014 square feet and is comprised of eleven (11) tenant spaces, with 127 parking spaces available. The increase in commercial real estate owned was the direct result of improvements made to Sheridan Station Shopping Center.

     As of June 30, 1997, the center is eighty percent (80%) leased and generated operating income of $115,980 and operating expenses of $49,071 for pretax income of $66,909, which is included as other operating income in the accompanying consolidated statement of operations for the quarter ended June 30, 1997.

     Management is actively marketing this property for sale. Management intends to sell the property as soon as a viable buyer is identified. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of June 30, 1997.

     In addition, the Savings Bank's $1,218,223 investment in Sheridan Station must be deducted from total capital beginning in June 1998. If the Savings Bank were required to deduct Sheridan Station from total capital, the Savings Bank would no longer be in compliance with OTS risk-based capital requirements and would become subject to significant restrictions on its operations. Depending on the capital levels at that time, the Savings Bank could become subject to more severe sanctions, including conservatorship or receivership, which would generally result in a complete loss of the Company's investment in the Savings Bank. Although Management of the Savings Bank is working to dispose of its foreclosed properties and to resolve its nonperforming assets, stockholders should be aware that the future results of operations of the Savings Bank, its compliance with regulatory capital requirements, and its ability to continue as a going concern are all subject to the satisfactory disposition of these foreclosed properties and nonperforming assets.

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

     Residential real estate owned comprises residential real estate that was foreclosed upon by the Company. Of the $1,657,336 in residential real estate, $1,566,849 represents residential homes and $90,487 represents residential land owned by the Company. This land asset is over five years old and is now considered real estate held for investment. As such, the balance at which the property is carried reduces the risk-based capital of the Company by that amount. Although the Company believes its interest in this property is currently adequately secure, there is no assurance that the property will be sold or that Baltimore American will recoup its investment. Management is actively marketing thes residential properties and intends to sell these properties as soon as viable buyers are identified. In the interim, and where possible, the Company is rehabilitating these homes and renting them out to low- and moderate-income families. The rental income is being applied directly to the outstanding balance, reducing the Company's exposure and enhancing the property's marketability. It is worth noting that management was awarded citations by Baltimore's Mayor Schmoke and by Mary Pat Clark, President of the Baltimore City Council, in recognition of its commitment to building strong communities. While management believes it will be able to find buyers in the future, no assurance can be made that buyers will be found or that losses on the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of these properties has been provided as of June 30, 1997.

     Total liabilities decreased by $816,198 or 3.20% during the six months ended June 30, 1997, directly as a result of the decrease in
deposits  (see Table 2.  Source of Funds).   The decrease in deposits
is the result of individual depositors opting for higher rates at other institutions. Other borrowed money, representing the Employee Stock Ownership Plan (ESOP), was reduced by $9,000, which is the principal amount of the loan paid each year.

_________________________________________________________________
                           TABLE 2
                        Source of Funds
-----------------------------------------------------------------

                              June 30,      December 31,
                                1997           1996            Difference
                              -------       -----------  ----------------------
Deposits                     $23,475,242    $24,889,630  $ (1,414,387)   (5.68)%
Federal Home Loan Bank
  Advances                       950,000        450,000       500,000   111.11
Accrued Expenses                 227,577         89,887       137,690   153.18
Other Liabilities                 32,649         63,149       (30,500)  (48.30)
Other Borrowed Money               9,000         18,000        (9,000)  (50.00)
                             -----------    -----------  ------------   ------
                             $24,694,468    $25,510,666  $   (816,198)   (3.20)%
                             ===========    ===========  ============   ======
---------------------------------------------------------------------------------

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

     The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required short-term level is 1%. The liquidity level of Baltimore American at June 30, 1997, as measured for regulatory purposes, was approximately 8.31% for both long- and short-term purposes. Management believes the Company can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.

Capital Resources

     The Company's Stockholders' Equity was $1,845,710 or 6.95% of total assets on June 30, 1997 compared to $2,216,012 or 7.48% on December 31, 1996. The Company exceeds all regulatory requirements for capital. Management continually reviews and identifies areas of growth opportunity. The various methods for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. Table 3. Regulatory Capital Requirements represents the Company's position to its various minimum regulatory capital requirements at June 30, 1997.

_________________________________________________________________
                           TABLE 3
                 Regulatory Capital Requirements
-----------------------------------------------------------------

                                     June 30, 1997 (unaudited)
                                    ---------------------------
                                                    Percentage
                                    Amount          of Assets*
                                    ------          ----------
                                 (In thousands)
Tangible Capital                   $1,789             6.72%
Tangible Capital Requirement          399             1.50%
                                   ------            -----
Excess                             $1,390             5.22%
                                   ======            =====

Core Capital                       $1,789             6.72%
Core Capital Requirement              798             3.00%
                                   ------            -----
Excess                             $  991             3.72%
                                   ======            =====

Total Capital                      $1,796            10.32%
  (Core and Supplementary Capital)
Risk-Based Capital Requirement      1,392             8.00%
                                   ------            -----
Excess                             $  404             2.32%
                                   ======            =====

____________
*Based on adjusted total assets of $26,608,000 for purposes of the tangible capital and core capital requirements, and risk-weighted assets of $17,398,000 for purposes of the risk-based capital requirements.

-----------------------------------------------------------------

RESULTS OF OPERATIONS

General Overview

     For the six months ended June 30, 1997, the Company posted a $5,870 profit, as compared to a profit of $26,831 for the same period in 1996. For the three months ended June 30, 1997, the Company posted a $7,651 profit, as compared to a profit of $7,906 for the same period in 1996. Although the Company reported positive earnings for the first six months of 1997, net income was not as significant as that for the same period in 1996, which is the result of the high level of criticized assets and real estate owned, the first quarter decrease in the volume of loans originated, and the significant costs for professional fees associated with operating a savings bank during the first quarter It is Management and the Board's goal to resolve the level of criticized assets and to dispose of the real estate owned; to increase the volume of loans originated through the origination of nonconforming loans, which is a new niche market for the Savings Bank in 1997; and to contain the costs of professional fees.

     Earnings per share of common stock were $0.05 per share for the six months ended June 30, 1997, as compared to $0.25 per share for the same period in 1997. Earnings per share of common stock were $0.07 per share for the three months ended June 30, 1997, as compared to $0.07 per share for the same period in 1996. Table 4. Operations Items as of June 30, 1997 exhibits for the periods indicated certain consolidated statement of operations items which contributed to earnings.

Net Interest Income

     Net interest income is the foundation and core of Baltimore American's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings. For the six months ended June 30, 1997, net interest income was $383,515, as compared with $432,167 for the same period in 1996. For the three months ended June 30, 1997, net interest income was $170,859, as compared with $198,708 for the same period in 1996.

     Net interest income decreased $48,652, or 11.26%, during the first six months of 1997, as compared with the same period in 1996. This was the direct result of the decrease in interest income on loans, investments and federal funds sold. In particular, the decrease in interest income from loans has resulted from the deteriorated mortgage market. The volume of conforming paper with strong credit is almost completely diminished in the Baltimore area. Competition for the small market prohibits Baltimore American from originating residential mortgage loans for the portfolio. Other areas of loan origination are considered too risky for the Savings Bank and therefore are not feasible. Baltimore American's new niche of nonperforming paper is also considered too risky for the portfolio. However, the sale of these type loans into the secondary market is beginning to increase noninterest income. Baltimore American will try to offset the loss of interest income on loans by increasing the volume of investments in securities as well as by the continued increase in fees earned on nonconforming loans originated for others.

     In recognition of the nonperforming loans and the inherent risk in lending, Management has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). Upon evaluation of the future trends of general economic conditions in this country and in particular Baltimore American's market area, Management and the Board of Directors decided to continue to reserve additional funds in regard to the future economic trends that might have an effect on the portfolio of loans. The provision for loan losses for the six months ended June 30, 1997 was $2,395, as compared to $13,206 for the same period in 1996. The provision for loan losses for the three months ended June 30, 1997 was $1,363, as compared to $14,916 for the same period in 1996 As of June 30, 1997, the provision for loan losses declined in proportion to the volume of loans originated for the Company's portfolio.

     For the six months ended June 30, 1997, net interest income after provision for loan loss was $381,120 as compared with $445,373 for the same period in 1996. For the three months ended June 30, 1997, net interest income after provision for loan loss was $169,496 as compared with $213,614 for the same period in 1996.

Other Income

     There are two significant components of non-interest income for the six months ended June 30, 1997. (1) Fees on loans originated for others decreased by $13,530 or 19.43% during the six months ended June
30, 1997 as compared with the same period in 1996.    Fees on loans
originated for others decreased by $5,581 or 12.80% during the three months ended June 30, 1997 as compared with the same period in 1996. This is the direct result of the continued decline in loan originations of conforming paper with strong credit. However, originations of nonconforming paper continue to grow and have begun to offset the decrease in conforming paper in the second quarter. (2) Other operating income was $15,338 or 10.77% less during the six months ended June 30, 1997 as compared with the same period in 1996. Other operating income was $19,748 or 22.93% less during the three months ended June 30, 1997 as compared with the same period in 1996. The decrease in other income reflects the result of no gain on the sale of real estate owned property in 1997 as occurred during the same period in 1996.

_________________________________________________________________
                           TABLE 4
                 Operations Items as of June 30,
-----------------------------------------------------------------

                                     Six Months Ended
                                        June 30,
                                  -----------------------
                                    1997         1996            Difference
                                  ---------   -----------   -------------------
INTEREST INCOME:
  Interest and fees on loans     $  954,104   $1,036,511     $ (82,407)   (7.95)%
  Other interest income              60,595      123,249       (62,654)  (50.84)
                                 ----------   ----------     ---------   ------
                                 $1,014,699   $1,159,760     $(145,061)    9.63%
                                 ==========   ==========     =========   ======
INTEREST EXPENSE:
  Interest on deposits           $  612,174   $  716,825     $(104,651)   39.48%
  Other interest expense             19,010       10,767         8,243    75.56
                                 ----------   ----------     ---------   ------
                                 $  631,183   $  727,592     $ (96,409)  (13.25)%
                                 ==========   ==========     =========  =======

PROVISION FOR LOAN LOSSES        $    2,395   $   13,206     $ (10,811)  (81.86)%
                                 ==========   ==========     =========  =======
OTHER INCOME:
  Fees on loans originated
    for others (Net of sales
    commissions and related
    payroll taxes)               $   56,103   $   69,633     $ (13,530)  (19.43)%
  Other operating income,
    including subsidiary
    net income                      127,019      142,357       (15,338)  (10.77)
                                 ----------   ----------     ---------   ------
                                 $  183,122   $  211,990     $ (28,868)  (13.62)%
                                 ==========   ==========     =========  =======
OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                        $  232,148   $  258,300     $ (83,000)  (32.13)%
  Other operating expenses          315,148      352,190       (37,042)  (10.52)
                                 ----------   ----------     ---------   ------
                                 $  547,296   $  610,490     $ (63,194)  (10.35)%
                                 ==========   ==========     =========  =======
--------------------------------------------------------------------------------

_________________________________________________________________
                           TABLE 4
                 Operations Items as of June 30,
-----------------------------------------------------------------

                                   Three Months Ended
                                        June 30,
                                  -----------------------
                                    1997         1996            Difference
                                  ---------   -----------   -------------------
INTEREST INCOME:
  Interest and fees on loans     $  456,145   $  505,536     $ (49,391)   (9.77)%
  Other interest income              30,543       61,852       (31,309)  (50.62)
                                 ----------   ----------     ---------   ------
                                 $  486,688   $  567,388     $ (80,700)  (14.22)%
                                 ==========   ==========     =========   ======
INTEREST EXPENSE:
  Interest on deposits           $  303,171   $  368,346     $ (65,175)  (17.69)%
  Other interest expense             12,658          333        12,325    97.37
                                 ----------   ----------     ---------   ------
                                 $  315,829   $  368,679     $ (52,850)  (14.33)%
                                 ==========   ==========     =========  =======

PROVISION FOR LOAN LOSSES        $    1,363   $   14,916     $ (13,553)  (90.86)%
                                 ==========   ==========     =========  =======
OTHER INCOME:
  Fees on loans originated
    for others (Net of sales
    commissions and related
    payroll taxes)               $   38,027   $   43,608     $  (5,581)  (12.80)%
  Other operating income,
    including subsidiary
    net income                       66,374       86,122       (19,748)  (22.93)
                                 ----------   ----------     ---------   ------
                                 $  104,401   $  129,730     $ (25,329)  (19.52)%
                                 ==========   ==========     =========  =======
OTHER EXPENSES:
  Salaries, benefits and payroll
    taxes                        $  111,389   $  123,053     $ (11,664)   (9.48)%
  Other operating expenses          143,780      206,780       (63,000)  (30.47)
                                 ----------   ----------     ---------   ------
                                 $  255,169   $  329,832     $ (74,663)  (22.64)%
                                 ==========   ==========     =========  =======
--------------------------------------------------------------------------------

Other Expense

     Total non-interest expense decreased by $63,194 or 10.36% during the six months ending June 30, 1997 as compared to the same period in 1996. Total non-interest expense decreased by $74,663 or 22.64% during the three months ending June 30, 1997 as compared to the same period in 1996. Employee compensation decreased by $83,000 or 32.13% and other operating expenses decreased by $37,042 or 10.52%. Total non-interest expense decreased as a result of the cost control measures implemented by Management and the Board.

Provision For Taxes

     The Company's effective tax rate varies with changes in the proportion of tax exempt income, changes in corporate tax rates, and certain local tax credits. Provision for income taxes for the six months ended June 30, 1997 was $11,076, compared to $20,042 for the same period in 1996.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 22, 1997, the Company held its Annual Meeting of
         Stockholders at which the following matters were voted on:

         Proposal I -- Election of Directors
                       ---------------------

         NOMINEE                  FOR        WITHHELD
         -------                  ---        --------

         Richard W. Kraus        79,979         625
         Nancy H. Burger         80,254         350

         There were no abstentions or broker non-votes.

ITEM 5.  Other Materially Important Events
         ---------------------------------

         None.

ITEM 6.  Exhibits and Reports
         --------------------

         A.  Exhibit 27: Financial Data Schedule (EDGAR Only)

         B. Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter.

                          PART III

                         SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 13, 1997          By: /s/ Richard W. Kraus
                                   ---------------------------
                                   Richard W. Kraus
                                   PRESIDENT, CHIEF EXECUTIVE
                                   OFFICER & CHIEF FINANCIAL
                                   OFFICER