Form 10QSB
period 1997-09-30
QUANTUM FINANCIAL HOLDINGS INC
filed 1997-11-14
CIK 941810

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                ______________________________________

                            FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d)
                Of the Securities Exchange Act of 1934
             for the quarterly period ended September 30, 1997
             -------------------------------------------------

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

            Number of shares outstanding of common stock as of: September 30, 1997

         $0.01 per value common stock           106,924 shares
         ----------------------------           --------------
                  Class                          Outstanding

Transitional Small Business Disclosure Format:  Yes       No X
                                                     ---    ---

                  QUANTUM FINANCIAL HOLDINGS, INC.

                             INDEX
                             -----


Part I - Financial Information
------------------------------

ITEM 1 -    Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 30, 1997
            (unaudited), and December 31, 1996

            Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996
            (unaudited)

            Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996 (unaudited)

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

ITEM 4 -    Submission of Matters to a Vote of Security Holders

ITEM 5 -    Other Materially Important Events

ITEM 6 -    Exhibits and Reports on Form 8-K


Part III - Signatures
---------------------

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
             AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
             -----------------------------------------------

                                                (Unaudited)
                                                SEPTEMBER 30,    December 31,
                                                    1997             1996
                                                 ----------      ------------
                            ASSETS
                            ------
CASH AND DUE FROM BANKS                        $   575,432       $   450,230
FEDERAL FUNDS SOLD                                 364,232           465,530
                                               -----------       -----------
    Cash and cash equivalents                      939,664           915,760
INVESTMENT SECURITIES HELD-TO-MATURITY           1,162,697           920,187
ACCRUED INTEREST RECEIVABLE                        211,671           278,140
SECONDARY MARKET FUNDING RECEIVABLE                858,525           522,763
LOANS RECEIVABLE, net                           19,352,041        20,473,502
RESIDENTIAL REAL ESTATE OWNED                    1,657,323         1,603,395
COMMERCIAL REAL ESTATE OWNED                     1,343,714         1,307,098
FEDERAL HOME LOAN BANK STOCK                       169,100           169,100
PREMISES AND EQUIPMENT, net                        413,142           426,125
OTHER ASSETS                                       698,997           725,435
                                               -----------       -----------
       Total Assets                            $26,806,874       $27,341,505
                                               ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ====================================
DEPOSITS                                       $23,405,507       $24,889,630
FEDERAL HOME LOAN BANK ADVANCES                  1,250,000           450,000
ACCRUED EXPENSES                                    63,411            89,887
OTHER LIABILITIES                                  210,823            63,149
OTHER BORROWED MONEY                                 9,000            18,000
                                               -----------       -----------
       Total Liabilities                        24,938,741        25,510,666
                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, par value $0.01 per share;
       5,000,000 shares authorized, 106,924
       shares issued and outstanding                 1,069             1,069
    Additional Paid-in Capital                     700,205           700,205
    Current Earnings                                46,653            --
    Retained earnings                            1,147,566         1,147,565
                                               -----------       -----------
                                                 1,895,493         1,848,839
    Loan Receivable - ESOP                         (18,360)           --
    Deferred compensation                           (9,000)          (18,000)
                                               -----------       -----------
       Total Stockholders' Equity                1,868,133         1,830,839
                                               -----------       -----------
       Total Liabilities and Stockholders'
         Equity                                $26,806,874       $27,341,505
                                               ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           -----------------------------------------------


                                             Nine Months Ended      Three Months Ended
                                               September 30,          September 30,
                                          ---------------------  ----------------------
                                           1997          1996       1997         1996
                                          ---------    --------  --------     ---------
INTEREST INCOME:
    Interest and fees on loans           $1,415,408  $1,547,192  $  461,304    $  510,681
    Interest on investment securities        78,558      84,635      30,015        21,239
    Interest on federal funds sold           18,702      72,615       6,650        12,762
                                         ----------  ----------  ----------    ----------
                                          1,512,668   1,704,442     497,969       544,682
                                         ----------  ----------  ----------    ----------
INTEREST EXPENSE:
    Interest on deposits                    915,546   1,056,241     303,372       339,416
    Other interest expense                   33,441      11,104      14,431           337
                                         ----------  ----------  ----------    ----------
                                            948,987   1,067,345     317,803       339,753
                                         ----------  ----------  ----------    ----------
         Net interest income                563,681     637,097     180,166       204,929

PROVISION FOR LOAN LOSSES                    (5,370)    (11,614)     (2,975)       (1,592)
                                         ----------  ----------  ----------    ----------
         Net interest income after
           provision for loan losses        558,311     648,711     177,191       203,337
                                         ----------  ----------  ----------    ----------
OTHER INCOME:
    Fees on loans originated for others,
      net of related commissions &
      payroll taxes                         138,393      86,766      82,290        17,134
    Other operating income, including
      subsidiary net income                 200,406     213,676      73,387        71,319
                                         ----------  ----------  ----------    ----------
                                            338,799     300,442     155,677        88,453
                                         ----------  ----------  ----------    ----------
OTHER EXPENSES:
    Salaries, benefits and payroll taxes    344,687     386,395     112,539       128,095
    Other operating expenses                461,749     649,604     146,601       297,414
                                         ----------  ----------  ----------    ----------
                                            806,436   1,035,999     259,140       425,509
                                         ----------  ----------  ----------    ----------
INCOME BEFORE INCOME TAX EXPENSE             90,674     (86,846)     73,728      (133,719)

INCOME TAX (BENEFIT) EXPENSE                 44,022           0      32,946       (20,042)
                                         ----------  ----------  ----------    ----------
NET INCOME                               $   46,652  $  (86,846) $   40,782    $ (113,677)
                                         ==========  ==========  ==========    ==========
EARNINGS PER SHARE                       $     0.44  $    (0.81) $     0.38    $    (1.06)
                                         ==========  ==========  ==========    ==========

Weighted average number of shares
  outstanding                               106,924     106,924     106,924       106,924
                                         ==========  ==========  ==========    ==========

The accompanying notes are an integral part of these consolidated statements.

                                                     Page 1 of 2
           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
       -----------------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    46,652    $   (86,846)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Provision for loan losses                          5,370        (11,614)
    Loan fees deferred, net of costs                  25,701         17,398
    Amortization of deferred loan fees               (53,880)       (48,368)
    Depreciation                                      21,741         45,048
    Decrease (increase) in accrued
      interest receivable                             66,469        (13,039)
    Origination of loans sold on the
      secondary market                            (2,248,867)    (3,569,179)
    Proceeds from sale of loans on the
      secondary market                             1,913,105      4,025,982
    Decrease (increase) in deferred
      income tax asset                                     0              0
    Decrease (increase) in other assets               26,438        (70,532)
    (Decrease) increase in accrued
      expenses and other liabilities                 121,198        121,501
    Amortization of deferred
      compensation                                     9,000          9,000
                                                 -----------    -----------
         Net cash provided by (used in)
           operating activities                      (67,073)       419,351
                                                 -----------    -----------

                                                     Page 2 of 2
           QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
           -----------------------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
       -----------------------------------------------------

                                                    1997             1996
                                                 ----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities   $   199,374    $   364,344
  Purchases of investment securities                (441,882)      (262,116)
  Proceeds from sale of FHLB Stock                         0              0
  Purchase of FHLB Stock                                   0         (4,100)
  Decrease (increase) in loans, net                1,144,270        616,096
  Purchase of premises and equipment                  (8,758)       (71,993)
  Purchase of and investment in foreclosed
    real estate, net                                 (90,544)       (91,026)
                                                 -----------    -----------
       Net cash (used in) provided by
         investing activities                        802,460        551,205
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits, net            (1,484,123)     1,064,285
  Repayment of FHLB Advances                               0     (2,000,000)
  Increase in short-term borrowings, net             800,000              0
  Debt repayment                                      (9,000)        (9,000)
  Purchase stock for ESOP                            (18,360)       (18,360)
                                                 -----------    -----------
       Net cash provided by (used in)
        financing activities                        (711,483)      (944,715)
                                                 -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                         23,904         25,841

CASH AND CASH EQUIVALENTS, beginning
  of year                                            915,760      1,572,581
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of quarter        $   939,664    $ 1,598,422
                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION:
  Cash paid during the quarter for:
     Interest                                    $   317,803    $   339,753
     Income taxes, net of refund                       2,000              0
  In-substance foreclosure on real estate                  0              0
  Foreclosure on real estate                               0              0


The accompanying notes are an integral part of these consolidated statements.

         QUANTUM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
         -----------------------------------------------
                       Baltimore, Maryland

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Notes to Consolidated Financial Statements for the year ended December 31, 1996, included in the Savings Bank's Form 10-K, should be read in conjunction with these statements.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL PERSPECTIVE

    Since December 31, 1996, Management and the Board of Directors have made several changes in operations that have contributed to the reduction in operating losses for the Company. Compensation costs have been reduced, other operating expense has been contained, and interest expense has been reduced by shrinking the deposit base. The primary problems facing the Company are the lack of core earnings resulting from a high level of criticized assets and real estate owned and the significant costs for professional fees associated with operating a savings bank. It is Management and the Board's goal to resolve the level of criticized assets and to dispose of the real estate owned; to increase the volume of loans originated through the origination of nonconforming loans, which is a new niche market for the Savings Bank in 1997; and to contain the costs of professional fees.

FINANCIAL CONDITION

General Overview

    Total assets decreased by $534,631 or 1.96% during the nine months ended September 30, 1997. The decrease in total assets was primarily due to a decrease in loans receivable, net, which was the direct result of early loan payoffs. In addition, the Company has not replenished the loan portfolio with new loan originations as a direct result of the disparity in the margin between market loan rates and market deposit rates, which are negligible in this highly competitive market. "Table 1. Utilization of Assets" exhibits for the periods indicated certain consolidated balance sheet items related to the financial structure of the Company.

_______________________________________________________________________________
                           TABLE 1
                      Utilization of Assets
-------------------------------------------------------------------------------
                              Sept 30,      December 31,
                                1997           1996            Difference
                              -------       -----------  ----------------------
Cash and due from banks       $   575,432   $   450,230  $   125,202     27.81 %
Federal funds sold                364,232       465,530     (101,298)   (21.80)
Investment securities
  held-to-maturity              1,162,697       920,187      242,510     26.35
Loans receivable, Net          19,352,041    20,473,502   (1,121,461)    (4.48)
Secondary market funding
  receivable                      858,525       522,763      335,762     64.23
Residential Real Estate
  Owned                         1,657,323     1,603,395       53,928     33.63
Commercial Real Estate Owned    1,343,714     1,307,098       36,616      2.80
All other assets                1,492,910     1,598,800     (105,890)    (6.62)
                              -----------   -----------  -----------    ------
                              $26,806,874   $27,341,505  $  (534,631)    (1.96)%
                              ===========   ===========  ===========    ======
_______________________________________________________________________________

    Commercial real estate owned comprises commercial real estate that was foreclosed upon by the Company. Of the $1,343,714 in commercial real estate, $1,221,823 represents Sheridan Station Shopping Center, which is 33,014 square feet and is comprised of eleven (11) tenant spaces, with 127 parking spaces available. The increase in commercial real estate owned was the direct result of improvements made to Sheridan Station Shopping Center.

    As of September 30, 1997, the center is eighty percent (80%) leased and generated operating income of $183,608 and operating expenses of $73,073 for pretax income of $110,535, which is included as other operating income in the accompanying consolidated statement of operations for the quarter ended September 30, 1997.

    Management is actively marketing this property for sale. Management intends to sell the property as soon as a viable buyer is identified. However, no assurance can be made that a sale will be consummated or that losses on the sale or from operations prior to the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of the property has been provided as of September 30, 1997.

    In addition, the Savings Bank's $1,221,823 investment in Sheridan Station must be deducted from total capital beginning in June 1998. If the Savings Bank were required to deduct Sheridan Station from total capital, the Savings
Bank would no longer be in compliance with OTS risk-based capital requirements and would become subject to significant restrictions on its operations. Depending on the capital levels at that time, the Savings Bank could become subject to more severe sanctions, including conservatorship or receivership, which would generally result in a complete loss of the Company's investment in the Savings Bank. Although Management of the Savings Bank is working to dispose of its foreclosed properties and to resolve its nonperforming assets, stockholders should be aware that the future results of operations of the Savings Bank, its compliance with regulatory capital requirements, and its ability to continue as a going concern are all subject to the satisfactory disposition of these foreclosed properties and nonperforming assets.

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

    Residential real estate owned comprises residential real estate that was foreclosed upon by the Company. Of the $1,657,323 in residential real estate, $1,566,836 represents residential homes and $90,487 represents residential land owned by the Company. This land asset is over five years old and is now considered real estate held for investment. As such, the balance at which the property is carried reduces the risk-based capital of the Company by that amount. Although the Company believes its interest in this property is currently adequately secure, there is no assurance that the property will be sold or that Baltimore American will recoup its investment. Management is actively marketing these residential properties and intends to sell these properties as soon as viable buyers are identified. In the interim, and where possible, the Company is rehabilitating these homes and renting them out to low- and moderate-income families. The rental income is being applied directly to the outstanding balance, reducing the Company's exposure and enhancing the property's marketability. It is worth noting that management was awarded citations by Baltimore's Mayor Schmoke and by Mary Pat Clark, President of the Baltimore City Council, in recognition of its commitment to building strong communities. While management believes it will be able to find buyers in the future, no assurance can be made that buyers will be found or that losses on the sale will not be realized. Management believes that an adequate allowance for any potential losses on the ultimate sale of these properties has been provided as of September 30, 1997.

    Total liabilities decreased by $571,925 or 2.24% during the nine months ended September 30, 1997, directly as a result of the decrease in deposits  (see Table 2.  Source of
Funds).   The decrease in deposits is the result of individual
depositors opting for higher rates at other institutions. The Company has increased advances from the Federal Home
Loan Bank by $800,000 for the purpose of funding secondary market loan production. Other borrowed money, representing the Employee Stock Ownership Plan (ESOP), was reduced by $9,000, which is the principal amount of the loan paid each year.

_______________________________________________________________________________
                           TABLE 2
                      Source of Funds
-------------------------------------------------------------------------------
                              Sept 30,      December 31,
                                1997           1996            Difference
                              -------       -----------  ----------------------
Deposits                      $23,405,507   $24,889,630   $ (1,484,123)  (5.96)%
Federal Home Loan Bank
  Advances                      1,250,000       450,000        800,000  177.78
Accrued Expenses                   63,411        89,887        (26,476) (29.45)
Other Liabilities                 210,823        63,149        147,674  233.85
Other Borrowed Money                9,000        18,000         (9,000) (50.00)
                              -----------   -----------   ------------  ------
                              $24,938,741   $25,510,666   $   (571,925)  (2.24)%
                              ===========   ===========   ============  ======
_______________________________________________________________________________

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

    The minimum regulatory required level of long-term liquidity is currently 5% of total deposits and borrowed money; the minimum required short-term level is 1%. The liquidity level of Baltimore American at September 30, 1997, as measured for regulatory purposes, was approximately 6.01% for both long- and short-term purposes. Management believes the Company can meet its obligations of outstanding loan commitments and at the same time maintain liquidity in excess of the minimum regulatory requirement without having to borrow funds.

Capital Resources

    The Company's Stockholders' Equity was $1,868,133 or 6.97% of total assets on September 30, 1997 compared to $2,216,012 or 7.48% on December 31, 1996. The Company exceeds all regulatory requirements for capital.
Management continually reviews and identifies areas of growth opportunity. The various methods for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. Table 3. Regulatory Capital Requirements represents the Company's position to its various minimum regulatory capital requirements at June 30, 1997.

________________________________________________________________
                           TABLE 3
                 Regulatory Capital Requirements
----------------------------------------------------------------
                                     Sept 30, 1997 (unaudited)
                                    ---------------------------
                                                    Percentage
                                    Amount          of Assets*
                                    ------          ----------
                                 (In thousands)
Tangible Capital. . . . . . . . .    $1,835          6.79%
Tangible Capital Requirement. . .       405          1.50%
                                     ------          ----
Excess. . . . . . . . . . . . . .    $1,430          5.29%
                                     ======          ====

Core Capital. . . . . . . . . . .    $1,835          6.79%
Core Capital Requirement. . . . .       811          3.00%
                                     ------          ----
Excess. . . . . . . . . . . . . .    $1,024          3.79%
                                     ======          ====

Total Capital . . . . . . . . . .    $1,860         10.32%
  (Core and Supplementary Capital)
Risk-Based Capital Requirement. .     1,507          8.00%
                                     ------          ----
Excess. . . . . . . . . . . . . .    $  353          1.87%
                                     ======          ====
__________
*  Based on adjusted total assets of $27,021,000 for purposes of the tangible capital and core capital requirements, and
   risk-weighted assets of $18,837,000 for purposes of the risk-
   based capital requirements.
________________________________________________________________

RESULTS OF OPERATIONS

General Overview

    For the nine months ended September 30, 1997, the Company posted a $46,652 profit, as compared to a loss of $86,846 for the same period in 1996. For the three months ended September 30, 1997, the Company posted a $40,782 profit, as compared to a loss of $113,719 for the same period in 1996. The positive earnings achieved for the nine months ending September 30, 1997, is the result of the increase in secondary market production and reductions in total interest expense and operating expenses. It is Management and the Board's goal to resolve the level of criticized assets and to dispose of the real estate owned; to increase the volume of loans originated through the origination of nonconforming loans, which is a new niche market for the Savings Bank in 1997; and to contain the costs of professional fees.

    Earnings per share of common stock were $0.44 per share for the nine months ended September 30, 1997, as compared to $(0.81) per share for the same period in 1996. Earnings per share of common stock were $0.38 per share for the three months ended September 30, 1997, as compared to $(1.06) per share for the same period in 1996. Table 4. Operations Items as of September 30, 1997 exhibits for the periods indicated certain consolidated statement of operations items which contributed to earnings.

Net Interest Income

    Net interest income is the foundation and core of Baltimore American's earnings, representing the difference between total interest and fees earned on all loans, investments and other interest earning assets, and the total interest paid on deposits and borrowings. For the nine months ended September 30, 1997, net interest income was $563,681, as compared with $637,097 for the same period in 1996. For the three months ended September 30, 1997, net interest income was $180,166 as compared with $204,929 for the same period in 1996.

    Net interest income decreased $73,416, or 11.53%, during the first nine months of 1997, as compared with the same period in 1996. This was the direct result of the decrease in interest income on loans, investments and federal funds sold. In particular, the decrease in interest income from loans has resulted from the deteriorated mortgage market. The volume of conforming paper with strong credit is almost completely diminished in the Baltimore area. Competition for the small market prohibits Baltimore American from originating residential mortgage loans for the portfolio. Other areas of loan origination are considered too risky for the Savings Bank and therefore are not feasible. Baltimore American's new niche of nonconforming paper is also considered too risky for the portfolio. However, the sale of these type loans into the secondary market is increasing noninterest income.

    In recognition of the nonperforming loans and the inherent risk in lending, Management has established a provision for loan losses. The provision for loan losses is a reserve of funds established to absorb potential loan losses after evaluating the asset portfolio (current economic conditions, changes in the nature and volume of lending, and past loan loss experience, as well as other factors). Upon evaluation of the future trends of general economic conditions in this country and in particular Baltimore American's market area, Management and the Board of Directors decided to continue to reserve additional funds in regard to the future economic trends that might have an effect on the portfolio of loans. The provision for loan losses for the nine months ended September 30, 1997 was $5,370, as compared to $11,614 for the same period in 1996. The provision for loan losses for the three months ended September 30, 1997 was $2,975, as compared to $1,592 for the same period in 1996 As of September 30, 1997, the provision for loan losses declined in proportion to the volume of loans originated for the Company's portfolio.

________________________________________________________________________
                           TABLE 4
                        Operations Items
-------------------------------------------------------------------------
                                   Nine Months Ended
                                     September 30,
                                  -----------------------
                                    1997         1996            Difference
                                  ---------   -----------   -------------------
INTEREST INCOME:
    Interest and fees on loans   $1,415,408    $1,547,192    $ (131,784) (8.52)%
    Other interest income            97,260       157,250       (59,990) (38.15)
                                 ----------    ----------    ----------  ------
                                 $1,512,668    $1,704,442    $ (191,774) (11.25)%
                                 ==========    ==========    ==========  ======
INTEREST EXPENSE:
    Interest on deposits         $  915,546    $1,056,241    $ (140,695) (13.32)%
    Other interest expense           33,441        11,104        22,337  201.16
                                 ----------    ----------    ----------  ------
                                 $  948,987    $1,067,345    $ (118,358) (11.09)%
                                 ==========    ==========    ==========  ======
PROVISION FOR LOAN LOSSES        $    5,370    $   11,614    $   (6,244) (53.76)%
                                 ==========    ==========    ==========  ======
OTHER INCOME:
    Fees on loans originated
      for others (Net of sales  $   138,393    $   86,766    $   51,627   59.50%
      commissions and related
      payroll taxes)
    Other operating income,
      including subsidiary
      net income                    200,406       213,676       (13,270)  (6.20)
                                 ----------    ----------    ----------  ------
                                 $  338,799    $  300,442    $   38,357   12.77%
                                 ==========    ==========    ==========  ======
OTHER EXPENSES:
    Salaries, benefits and
      payroll taxes              $  344,687    $  386,395    $  (41,708) (10.79)%

    Other operating expenses        461,749       649,604      (187,855) (28.92)%
                                 ----------    ----------    ----------  ------
                                 $  806,436    $1,035,999    $ (229,563) (22.16)%
                                 ==========    ==========    ==========  ======

                                     Three Months Ended
                                        September 30,
                                  -----------------------
                                    1997         1996            Difference
                                  ---------   -----------   -------------------
INTEREST INCOME:
    Interest and fees on loans   $  461,304    $  510,681    $  (49,377)  (9.67)%
    Other interest income           636,665        34,001         2,664    7.84
                                 ----------    ----------    ----------  ------
                                 $  497,969    $  544,682    $  (46,713)  (8.57)%
                                 ==========    ==========    ==========  ======
INTEREST EXPENSE:
    Interest on deposits         $  303,372    $  339,416    $  (36,044) (10.62)%
    Other interest expense           14,431           337        14,094  418.22
                                 ----------    ----------    ----------  ------
                                 $  317,803    $  339,753    $  (21,950)   6.46%
                                 ==========    ==========    ==========  ======
PROVISION FOR LOAN LOSSES        $    2,975    $    1,592    $    1,383    8.69%
                                 ==========    ==========    ==========  ======
OTHER INCOME:
    Fees on loans originated
      for others (Net of sales  $    82,290    $   17,134    $   65,156  380.27%
      commissions and related
      payroll taxes)
    Other operating income,
      including subsidiary
      net income                     73,387        71,319         2,068    2.90
                                 ----------    ----------    ----------  ------
                                 $  155,677    $   88,453    $   67,224   76.00%
                                 ==========    ==========    ==========  ======
OTHER EXPENSES:
    Salaries, benefits and
      payroll taxes              $  112,539    $  128,095    $  (15,556) (12.14)%

    Other operating expenses        146,601       297,414      (150,813) (50.71)%
                                 ----------    ----------    ----------  ------
                                 $  259,140    $  425,509    $ (166,369) (39.10)%
                                 ==========    ==========    ==========  ======

    For the nine months ended September 30, 1997, net interest income after provision for loan loss was $558,311 as compared with $648,711 for the same period in 1996. For the three months ended September 30, 1997, net interest income after provision for loan loss was $177,191 as compared with $203,337 for the same period in 1996.

Other Income

    There are two significant components of non-interest income for the nine months ended September 30, 1997. (1) Fees on loans originated for others increased by $51,627 or 59.09% during the nine months ended September 30, 1997 as compared with the same
period in 1996.    Fees on loans originated for others increased
by $65,156 or 380.27% during the three months ended September 30, 1997 as compared with the same period in 1996. This is the direct result of Management and the Board's plan to increase loan originations through the niche of nonconforming. Originations of nonconforming paper continue to grow and have offset the decrease in conforming paper in the third quarter.
(2) Other operating income was $13,270 or 6.20% less during the nine months ended September 30, 1997 as compared with the same period in 1996. The decrease in operating income was the result of no gain on the sale of real estate owned property in 1997 as occurred during the same period in 1996. Other operating income was $2,068 or 2.90% more during the three months ended September 30, 1997 as compared with the same period in 1996.

Other Expense

    Total non-interest expense decreased by $229,563 or 22.16% during the nine months ending September 30, 1997 as compared to the same period in 1996. Total non-interest expense decreased by $15,556 or 12.14% during the three months ending September 30, 1997 as compared to the same period in 1996. Employee compensation decreased by $41,708 or 10.79% and other operating expenses decreased by $187,855 or 28.92% during the nine months ending September 30, 1997. Total non-interest expense decreased as a result of the cost control measures implemented by Management and the Board.

Provision For Taxes

    The Company's effective tax rate varies with changes in the proportion of tax exempt income, changes in corporate tax rates, and certain local tax credits. Provision for income taxes for the nine months ended September 30, 1997 was $44,022, compared to $0 for the same period in 1996.

Year 2000 Planning

    Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Bank generally relies on outside vendors for its most critical data processing services. These vendors have advised the Bank that they are actively addressing the year 2000 issue and do not expect that any required solutions will require material additional investments by the Bank.

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


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         --------------------------------------------------

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




Date: November 14, 1997        By: /s/ Richard W. Kraus
                                   ---------------------------
                                   Richard W. Kraus
                                   PRESIDENT, CHIEF EXECUTIVE
                                   OFFICER & CHIEF FINANCIAL
                                   OFFICER